Form 10-Q
period 1996-06-30
GENERAL DEVICES INC
filed 1996-08-20
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                  FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        June 30, 1996
                                 Commission File Number  0-3125


                           GENERAL DEVICES, INC.
(Exact name of Registrant as specified in charter)

       New Jersey                               21-0661726
(State or other jurisdiction         (I.R.S. Employer Identification
of incorporation or organization)     number)

215 W. Church Road, Room 202, King of Prussia, PA 19406
(Address of principal executive offices)


Registrant's telephone number, including area code:

                                610-992-1455

                               Not Applicable

Former name, address and former fiscal year, if changed since last year.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,076,623

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Consolidated Balance Sheet
             June 30, 1996 (unaudited) and
             December 31, 1995 (unaudited)                    II-4

             Consolidated Statement of Operations for
             Three months and six months ended June 30,
             1996 and 1995 (unaudited)                        II-5

             Condensed Consolidated Statement of
             Changes in Financial Position Six
             months ended June 30, 1996 and
             1995 (unaudited)                                 II-6

             Notes to Condensed Consolidated
             Financial Statements (unaudited)                 II-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-10
   Item 6.  Exhibits and Reports on Form 8-K                  II-10

                            GENERAL DEVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                 June 30       December 31
                                                   1996           1995


ASSETS

Current assets:
  Cash                                               79                 20
  Accounts Receivable                                 -                  -
    Total current assets                             79                 20

    Total assets                                     79                 20

  LIABILITIES & SHAREHOLDER EQUITY

Current liabilities:
  Current portion of long-term debt             928,000            928,000
  Accounts payable                               91,906             88,341
  Other accrued liabilities                     689,040            689,040

    Total current liabilities                 1,708,946          1,705,381

Long term debt:
  Other liabilities                             370,465            370,465

    Total liabilities                         2,079,411          2,075,846

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,096,923           40,969             40.969
  Capital in excess of par value              1,998,255          1,998,255
  Retained earnings                          (4,057,077)        (4,053,571)


                                             (2,017,853)        (2,014,347)

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity (deficit)      (2,079,332)        (2,075,826)

    Total liabilities and stockholder
     equity (deficit)                                79                 20


Note: The balance sheet of December 31, 1995 has been taken from the unaudited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                               Three Months Ended     Six Months Ended
                                     June 30              June 30
                               1996          1995     1996        1995

Net Sales                   $    -       $     -   $    -     $    -
Operating expenses
  Cost of sales                  -             -        -          -
  Selling, general and
   administrative            (2,459)      ( 7,713)  (3,858)     (10,703)

Operating Gain (Loss)        (2,459)      ( 7,713)  (3,858)     (10,703)

Other income and (expense)
  Interest expense               -        (33,870)      -       (67,678)

  Miscellaneous income          352        12,591      352      120,566

Gain (loss) from
 continuing operations       (2,107)      (28,992)  (3,506)      42,185


Net gain (loss) per share    (0.0005)       (0.01) (0.0008)       0.01

Dividends                      None         None      None        None

Average weighted number of
 shares outstanding         4,076,623   4,076,623  4,076,623   4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                   1996          1995

Cash flow from operating activities:
  Net income (loss)                            $ (3,506)      $ 78,884

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -         ( 1.447)
     receivable

    (Increase) decrease in other assets              -           4,183

    Increase (decrease) in accounts
     payable and accrued expenses                 3,565        (81,639)

    Increase (decrease) in other
     liabilities                                     -              -


    Total adjustments                             3,565        (78,903)

    Net cash provided (used) by operations           59        (    19)

Net increase (decrease) in cash
    and cash equivalents                             59        (    19)

    Cash and cash equivalents - beginning            20             21

    Cash and cash equivalents - end                  79              2


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statement of operations for the three and six months ended June 30, 1995 and 1996 and the condensed consolidated statement of cash flow for the six months ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.


2. Sharholders Equity

   During the six months ended June 30, 1996, shareholders equity decreased due to the following items: net loss of $3,506 on operations.

                   Management's Discussion and Analysis of
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Sales

As in last year's second quarter there were no operational sales or revenue in the second quarter. There is nothing at all to compare to the same period last year or the year before.

Operating Cost and Expenses

There are very few administrative expenses. There is no administrative payroll. There are no paid employees of the Company. Administrative activities that need to be accomplished in order to keep the Company alive are done by the Treasurer and President, without pay, to enable an orderly closing down. The SEC Reports and any tax reports have all been done on a timely basis.

Interest Expenses

We had no operational developed receivables in 1996 so far, as we had none in 1995. There was no interest paid or accrued for this period.

Income Taxes

There were no provisions made for taxes on income in the first 6 months of 1996.

At December 31, 1995, the Company had net operating carryforwards for federal income tax purposes of approximately $2,200,000 and general business credit carryforwards of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2006.

Liquidity and Capital Reserves

At June 30, 1996 the Company had negative working capital of ($1,708,867) versus a negative working capital of ($1,705,381) at December 31, 1995, an additional decrease of $3,486 in working capital. Net income (loss) for the first 6 months of 1996 amounted to ($3,506). The further decrease in working capital resulted primarily from loss from operations. Working capital is negative at both December 31, 1995 and June 30, 1996 mainly because the Company is in default on the interest payments due on the outstanding debentures, and the $928,000 principal now due is in default therefore is classified as a current debt.

At June 30, 1996, the Company had no outstanding borrowing with banks. Prompted by the fact that profits in our Search and Placement business all but dried up at the end of 1991 and we could no longer depend on that subsidiary for cash flow help, the Company was forced to arrange other financing. As reported earlier the impractability of arranging high cost "factoring" financing for our small amount of accounts receivable encouraged management to accept the offer of a principal of the Company, the President, to make loans to the Company on an accounts receivable factoring basis through a company owned by him, but at least one half the cost as any of the concerns the Company had investigated would charge. This financing arrangement was used through 1992 and still is in place to be used if needed.

As mentioned in previous reports, further infusion of long term capital would be necessary if the Company was to continue in business 1n 1996 and beyond. It is doubtful that the Company can continue as a going concern without some outside help or reorganization.

Our long term objective is to stay in business, even though we have no revenues, no assets or employees at present. We have very little operating overhead. We are making all our reports both SEC and IRS and are still in business, but are an inactive concern.


Part II - Other Information

Item 1. - Legal Proceedings

          None

Item 2.   Change in Securities

          None

Item 5. - Other Information

          None

Item 6. - Exhibits and Reports on Form 8K

          None

                                 SIGNATURES





        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   GENERAL DEVICES, INC.





Dated: August 9, 1996              By:(S)

                                      Theodore A. Raymond
                                      President