Form 10-Q
period 1996-09-30
GENERAL DEVICES INC
filed 1996-11-29
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                 FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        September 30, 1996
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

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,076,623

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Consolidated Balance Sheet
             September 30, 1996 (unaudited) and
             December 31, 1995 (unaudited)                    II-4

             Consolidated Statement of Operations for
             Three months and nine months ended
             September 30, 1996 and 1995 (unaudited)          II-5

             Condensed Consolidated Statement of
             Changes in Financial Position Nine
             months ended September 30, 1996 and
             1995 (unaudited)                                 II-6

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

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-10
   Item 6.  Exhibits and Reports on Form 8-K                  II-10

                            GENERAL DEVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                              September 30     December 31
                                                   1996           1995


ASSETS

Current assets:
  Cash                                              299                 20
  Accounts Receivable                                 -                  -
    Total current assets                            299                 20

    Total assets                                    299                 20

  LIABILITIES & SHAREHOLDER EQUITY

Current liabilities:
  Current portion of long-term debt                   -            928,000
  Accounts payable                                    -             88,341
  Other accrued liabilities                         168            689,040


    Total current liabilities                       168          1,705,381


Long term debt:
  Debenture Holders Payable                   1,707,997            370,465
  Creditors Payable                             471,213

    Total liabilities                         2,179,378          2,075,846

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,096,923           40,969             40.969
  Capital in excess of par value              1,998,255          1,998,255
  Retained earnings                          (4,156,818)        (4,053,571)


                                             (2,117,594)        (2,014,347)

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity (deficit)      (2,179,073)        (2,075,826)

    Total liabilities and stockholder
     equity (deficit)                               299                 20


Note: The balance sheet of December 31, 1995 has been taken from the unaudited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                               Three Months Ended     Nine Months Ended
                                  September 30          September 30
                                1996          1995     1996        1995

Net Sales                   $    -       $     -   $    -     $    -
Operating expenses
  Cost of sales                  -             -        -          -
  Selling, general and
   administrative            (8,784)      ( 4,170)  (12,642)    (14,874)

Operating Gain (Loss)        (8,784)      ( 4,170)  (12,642)    (14,874)

Other income and (expense)
  Interest expense          (90,957)      (38,402)  (90,957)   (106,080)

  Miscellaneous income           -         34,889       352     155,455

Gain (loss) from
 continuing operations      (99,741)        7,683   (103,247)     34,501


Net gain (loss) per share    (0.025)        (0.01)  (0.025)       0.01

Dividends                      None         None      None        None

Average weighted number of
 shares outstanding         4,076,623   4,076,623  4,076,623   4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                   Nine Months Ended
                                                      September 30
                                                   1996          1995

Cash flow from operating activities:
  Net income (loss)                            $(103,247)     $(34,501)

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -              -
     receivable

    (Increase) decrease in other assets              -           6,274

    Increase (decrease) in accounts
     payable and accrued expenses               (88,341)       (42,214)

    Increase (decrease) in other
     liabilities                                191,867             -


    Total adjustments                           103,526        (34,493)

    Net cash provided (used) by operations          279              8

Net increase (decrease) in cash
    and cash equivalents                            279              8

    Cash and cash equivalents - beginning            20             21

    Cash and cash equivalents - end                 299             29


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statement of operations for the three and nine months ended September 30, 1995 and 1996 and the condensed consolidated statement of cash flow for the nine months ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10K. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


2. Shareholders Equity

   During the nine months ended September 30, 1996, shareholders equity decreased due to the following items: net loss of $99,741 on operations.

                   Management's Discussion and Analysis of
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Sales

As in last year's third quarter there were no operational sales or revenue in the third quarter. There is nothing at all to compare to the same period last year or the year before.

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

Interest Expenses

We had no operational developed receivables in 1996 so far, as we had none in 1995. There was no interest paid during this period, but we did adjust the accrued interest on the defaulted convertbile debentures by the additional amount of $90,957 for the period from December 1, 1995 up to the petition filing date of August 23, 1996.

Income Taxes

There were no provisions made for taxes on income in the first 9 months of 1996.

At December 31, 1995, the Company had net operating carryforwards for federal income tax purposes of approximately $2,600,000 and general business credit carryforwards of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2006.

Liquidity and Capital Reserves

At September 30, 1996 the Company had negative working capital of ($1,808,608) versus a negative working capital of ($1,705,381) at December 31, 1995, an additional decrease of $99,741 in working capital. Net income
(loss) for the first 9 months of 1996 amounted to ($99,741). The further decrease in working capital resulted primarily from loss from operations. Working capital is negative at both December 31, 1995 and September 30, 1996. Since the date of the petition filing, August 23, 1996 all current liabilities at that date are now considered non-current liabilities and listed accordingly on the balance sheet.

At September 30, 1996, the Company had no outstanding borrowing with banks. Prompted by the fact that profits in our Search and Placement business all but dried up at the end of 1991 and we could no longer depend on that subsidiary for cash flow help, the Company was forced to arrange other financing. As reported earlier the impractability of arranging high cost "factoring" financing for our small amount of accounts receivable encouraged management to accept the offer of a principal of the Company, the President, to make loans to the Company on an accounts receivable factoring basis through a company owned by him, but at least one half the cost as any of the concerns the Company had investigated would charge.
This financing arrangement was used through 1992 and still was in place up untill the filing of the petition on August 23, 1996.

As mentioned in previous reports, further infusion of long term capital would be necessary if the Company was to continue in business 1n 1996 and beyond. It was doubtful that the Company could continue as a going concern without some outside help or reorganization. The Company filed a petition for Chapter 11 Reorganization on August 23, 1996.

Our long term objective was to stay in business, even though we had no revenues, no assets or employees . We have had very little operating overhead. We have made all our reports both SEC and IRS and are still in business, but are an inactive concern that has filed for Chapter 11 Reorganization. The Company is in the process of preparing a Plan of Reorganization.


Part II - Other Information

Item 1. - Legal Proceedings

          None

Item 2.   Change in Securities

          None

Item 5. - Other Information

          None

Item 6. - Exhibits and Reports on Form 8K

          (a) An Exhibit 27, Financial Date Schedule, is attached as an exhibit

          (b) A Form 8K was filed on September 6, 1996 noting our filing for Chapter 11 Reorganization on August 23, 1996.

                                 SIGNATURES





        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   GENERAL DEVICES, INC.





Dated: November 7, 1996            By:(S)



                                      Theodore A. Raymond
                                      President