Form 10-Q/A
period 1996-09-30
GENERAL DEVICES INC
filed 1996-12-11
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                FORM 10-Q/A

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        September 30  1996
                                 Commission File Number  0-3125


                           GENERAL DEVICES, INC.
(Exact name of Registrant as specified in charter)

       New Jersey                               21-0661726
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


                                   GENERAL DEVICES, INC.





Dated: December 6,1996            By:(S)



                                      Theodore A. Raymond
                                      President