Form 10-K
period 1996-12-31
GENERAL DEVICES INC
filed 1997-04-15
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                       Commission File
December 31, 1996                               Number 0-3125

                              GENERAL DEVICES, INC.

                  (Exact Name of Registrant as
                    specified in its charter

       New Jersey                               21-0661726
(State of Incorporation)            (I.R.S. Employer I.D. Number)

                              215 West Church Road
                            King of Prussia, PA 19406
                     (Address of Principal Executive Office)


               Registrant's telephone number, including area code:

                                 (610) 992-1455

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of each exchange
                                            on which registered
Common Stock, Par Value $ .01             Over the Counter Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether registrant (1) has filed all annual, quarterly and other reports to be filed with the Commission and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes   x      No
As of March 4, 1997, 4,076,623 shares of common stock were outstanding and the aggreate market value of such shares (based on the average bid and asked prices of such stock) held by non-affiliates was approximately $6,396.

                                Table of Contents

                                     PART I
                                                            Page

Item  1. Business                                             1
Item  2. Properties                                           4
Item  3. Legal Proceedings                                    4
Item  4. Submission of Matters to a Vote of Security
         Holders                                              5

                                     PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                  5
Item  6. Selected Financial Data                              6
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7
Item  8. Financial Statements and Supplementary Data          9
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                 30

                                    PART III

Item 10. Directors and Executive Officers of the Registrant  30
Item 11. Executive Compensation                              30
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                      30
Item 13. Certain Relationships and Related Transactions      31

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                 32




                                     PART I

Item 1.  BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS

  General Devices, Inc. (the Company), a New Jersey Corporation organized in 1953, has been engaged in the business of providing contract technical services and executive recruiting.  The
Company has been supplying contract technical services consisting of experienced engineering, scientific and other technical personnel to a wide variety of businesses in the Eastern United
States and Western Europe directly, or through a predecessor
Company since 1956.

  Effective April 14, 1990, the Company sold most of its technical services business, and certain operation assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd. to TAD Technical Services Corporation. The Company continues to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. It is presently inactive however, and did file a Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code on August 23, 1996.

  The Company maintained a presence in Western Europe through its wholly owned German subsidiary, General Devices, GmbH which was organized in 1975. German operations have been dormant for several years as a result of continuing litigation and were written off during 1991. The Company is completely inactive at this date.

  At December 31, 1991, the Company owned 51% of the capital shares of MRG Search and Placement, Inc. of New Haven, Connecticut, an executive recruiting firm specializing in the recruitment of middle to senior management personnel for high technology and financial positions. MRG had the largest industry segment sales volume in the continuing operations of General Devices. The Company sold its remaining 51% share of MRG on March 27, 1992 to MRG employees.

  In 1986, the Company sold all of the stock of Worldwide
Computer Services, Inc. in a public offering.

  In 1982, the Company acquired 100% of the capital shares of Timesavers Inc., Sunnyvale, California, which is engaged primarily in the business of providing temporary personnel, both technical and clerical, to a number of businesses in Northern and Southern California. Timesavers, Inc. was sold in August 1989 to CDI Corporation.


                                 1
  As of March 4, 1997, the Company's remaining operations consist of one administrative office, which since January 1, 1993 has had no active clients or revenues and there are no active employees.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's business had been separated in two segments: contract technical services and executive recruiting. After the 1990 sale of the services business, the Company's remaining operations consisted of one technical service office, a dormant operation in Germany (which was written off in 1991) and the executive recruiting business (which was sold in 1992). The sales and operating results of the Company by business segment and identifiable assets for the three years ending December 31, 1996 are set forth in Notes 10 to the Consolidated Financial Statements, which note is incorporated herein by reference.

  The Company was primarily engaged in the temporary placement of technical, clerical and computer personnel prior to the sale of most of its technical services division. For 1992, operations consisted of one inactive technical service office. In 1989, the Company employed an average of approximately 1,000 persons. In 1990, after the sale of most of the technical services business, the Company employed approximately 35 persons as it did in 1991. In 1992, the Company employed an average of only 6 persons throughout the year and employed no one in 1993, 1994, 1995 or 1996. The Company had no sales or revenues in 1996.

                       EXECUTIVE RECRUITING

  On August 20, 1981, the Company acquired in an exchange of stock 80% of the common stock of New England Recruiters, Inc.
(MRG). During 1991, the Company reduced its ownership to 51%. On March 27, 1992, two employees of MRG purchased the Company's and the other stockholder, Mr. Polak's stock.

                        TECHNICAL SERVICES

  Effective April 14, 1990, the Company sold most of its technical services business, and certain operating assests to TAD
Technical Services Corporation. The Company continued to operate in the technical services business from King of Prussia, Pennsylvania on a much smaller scale as it had a 3 year non-compete agreement with TAD that covered most of the United
States.

  In the contract technical services industry, the Company provided temporary, experienced engineering, scientific and other technical personnel to a wide variety of business in the Eastern United States. Total domestic and foreign technical services revenues on an historical basis amounted to (NONE), (NONE),
(NONE) and (NONE) in 1996, 1995, 1994 and 1993 respectively.

                                 2
  During 1992 and 1991, the defense and aerospace (aircraft, missiles, weapons systems), electronics, communications and computer industries were among the more important industries utilizing the Company's contract technical personnel. We supplied no one in 1993, 1994, 1995 or 1996.

  Technical personnel supplied to domestic customers were employed by the Company, which undertakes all ordinary administrative functions of an employee. The Company employed individuals to fill specific requirements of its clients.
Clients were billed for the services of the Company's technical employees, and those employees were paid on an hourly basis. The Company derived its profit from the differential between the hourly rates charged and those paid.

  The duration of assignments varied from a few months to several years for major defense, aerospace and energy projects.
Employees worked at the client's facilities. Technical employees were either selected by the client on the basis of resumes and other background information supplied by the Company, or the client relied on the Company to select the particular individual.

  In all cases, the Company's technical employees worked under the client's direction and supervision. The Company understands that the contract technical service industry generally takes the position that any liability for the quality of the employee's performance rests with the client and is not aware that this position has ever been challenged.

  During 1996, 1995, 1994 and 1993, the Company had no sales.  In
1992, the Company had sales to one customer, the Boeing Company, which constituted 46% of technical service sales.

  The Technical services industry operated in a highly competitive environment dominated by large manufacturing customers. A majority of technical service business is obtained by competitive bidding. There are about a dozen national suppliers of technical personnel with revenues in excess of $500 million and a large number of suppliers and the low cost of entry has led to very competitive bidding on most contracts. The new year does look promising to the industry, mainly because of extensive cutbacks and down sizing in not just the defense sector but all industries that have used our type of service. They now encourage using "Temporary Help" or "outplacing" when new hiring is needed.

                        FOREIGN OPERATIONS

  The Company operated its contract technical services business in Europe through General Devices GmbH (GDIG) (no revenues since
1986) and in later years through GDI Euroforce, LTD, a 100% owned British subsidiary. GDI Euroforce was sold June 1, 1990. The Company has no sales overseas in 1996, 1995, 1994 or 1993. The primary difference between the Company's method of operations in Europe and the United States was that the basic relationship between the European Subsidiaries and their technical personnel was not generally and employer-employee relationship. Technical personnel generally find the independent contract relationship advantageous, which is also attractive to the European subsidiaries because of the scope of "social payments" obligations mandated for, and employment termination requirements applicable to, employees under labor laws of Germany and most of the rest of Europe. The independent contractor relationship with technical personnel enables the European subsidiaries to supply contract technical services at substantially less than the cost of its clients of equivalent employee services. However, the independent contractor relationship came under question for the German tax authorities. The Company has been unable to recover its German assets as a result of restrictions by the German Government. The protracted nature of the situation and the Company's financial status have limited its ability to continue litigation. During 1991, the Company ceased funding its German representative, the investment in GDIG was written off and GDIG was removed from the Consolidated Financial Statements. Our German attorneys have stopped pursuing our case since we have been unable to pay them.

Item 2.  PROPERTIES

  The Company owned the building housing its corporate headquarters and technical services division in Norristown, Pennsylvania. On December 30, 1992 the Company signed an agreement with its mortgagee to give them the deed "in lieu of foreclosure". The Company had become 6 months overdue in its mortgage payment. The Company has written off the asset of the building and also the liability of the mortgage as of December 31, 1992. The actual sale of the building happened December 30, 1993. The Company owns no real property at this time.

Item 3.  LEGAL PROCEEDINGS

  All legal proceedings of the past have been litigated and settled. At present, the Company has no ongoing legal proceedings except Chapter 11 proceedings which are not final or approved at this date. All other legal problems have been settled or abandoned.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                              PART II

Item 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED SECURITY
         MATTERS

         (a) PRINCIPAL MARKET: LISTED ON THE OVER THE COUNTER
             "BULLETIN BOARD"

         (b) STOCK PRICE INFORMATION

  The following table sets for the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the over the counter
"Bulletin Board" and in the pink sheets.

                    1995                 1996

                High     Low         High     Low

1st Quarter    .0025    .0025       .0025    .0025

2nd Quarter    .0025    .0025       .0025    .0025

3rd Quarter    .0025    .0025       .0025    .0025

4th Quarter    .0025    .0025       .0025    .0025

         (c)  As of March 5, 1997, the Company has approximately
3,500 stockholders of which approximately 1,500 were in the name of nominee (street name).

Item 6.  SELECTED FINANCIAL INFORMATION (UNAUDITED)

DOLLARS IN THOUSANDS                          YEARS ENDED DECEMBER 31,
  (Except per share amounts)         1996     1995     1994    1993     1992

RESULTS OF OPERATIONS
  Revenues - total operations             0       0         0      0        0
  Revenues - discontinued operations      0       0         0      0        0
  Revenues - continuing operations        0       0         0      0        0

  Earnings (loss) from continuing
  operations                         $ (105)     65      (140)  (172)    (647)

  Earnings (loss) from discontinued
   operations                             -       -         -      -     ( 23)

  Gain (loss) on disposal of
   discontinued operations                -       -         -      -     (145)

  Gain (loss) before extraordinary
   credits                                -       -         -      -     (815)

  Gain from repurchase of
   subordinated debentures                -       -         -      -        4

  Net Earnings (loss)                  (105)     65      (140)  (172)    (811)

  Gain (loss) per share from
   continuing operations               (.03)    .01      (.03)  (.04)    (.16)

  Loss per share before
   extraordinary credits                  -       -         -      -     (.21)

  Extraordinary credits per share         -       -         -      -      .01

  Net earnings (loss) per share        (.03)    .01      (.03)  (.04)    (.20)

FINANCIAL CONDITION
  Working capital (deficit)           (2180)  (1705)    (1778) (1656)   (1449)
  Total assets                            -       -         -      -       37
  Short-term and current portion
   of long term debt                   2179     928       926    924      923
  Long-term debt                          -       -         -      -        -
  Stockholders equity (deficit)       (2180)  (2631     (2696) (2563)   (1828)

No dividends have been paid

Item 7.  MANAGEMENT DISCUSSION ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION

Results of Operations
    1996 vs. 1995

  General Devices, Inc. was again an inactive operation in 1996. Not only were there no sales, no revenues and no profits, the Company ahd no field or staff employees. The President and the Treasurer again donated their time to keep an ongoing continuity to keep the Company alive, administering legal, tax or S.E.C. inquiries.

  Operating expense was still minimal without employees.

  Interest expense remained approximately the same in 1996 as in 1995, consisting primarily of the accrued unpaid interest on the convertible debentures. We did adjust the accrued interest on the defaulted debentures by the additional amount of $90,951 for the period from December 1, 1995 up to the petition filing date of August 23, 1996.

Results of Operations

    1995 vs. 1994

  General Devices, Inc. was again an inactive operation in 1995. Not only were there no sales, no revenues and no profits, the Company had no field or staff employees. The President and the Treasurer again donated their time to keep an ongoing continuity to keep the Company alive, administering legal, tax or S.E.C. inquiries.

  Operating expense was still minimal without employees.

  Interest expense remained approximately the same in 1995 as in 1994, consisting primarily of the accrued unpaid interest on the convertible debentures.

  The 1995 net profit resulted from a settlement with the U. S.
Labor Department, reduction of old accounts payable and a refund of an overpayment of an old insurance premium.

Liquidity and Capital Resources

  The Company's working capital and current ratio at December 31, in each of the past three years were:

                                  1996        1995        1994

Working capital (deficit)
                (in thousands)  ($2,180)    ($1,705)    ($1,778)

Current ratio                 .001 to 1.0 .001 to 1.0 .001 to 1.0

  The $475,000 decrease in working capital from 1995 to 1996 resulted from the use of any small working capital we had to fund operating losses and the reclassification of all pre-petition liabilities as current liabilities.

  The reclassification of the remaining General Devices, Inc. debentures as a current liability at December 31, 1990 resulted from a default by the Company on payment of interest due at December 1, 1990. In accordance with the debenture agreement for the General Devices, Inc. 13 1/2% subordinated debentures, the principal amount of the debentures was due and payable on december 31, 1995. The Trustee made demand for payment on December 6, 1995. Payment was not made. The trustee and debenture holders have elected not to pursue any action against the Company for payment as of this date. As noted above since filing the Chapter 11 petition on August 23, 1996 libilities are classified as current liabilities

  There were no capital expenditures in 1996 or 1995.

  In early 1989, the Company began selling accounts receivable to a single investment bank. This arrangement replaced the $3,000,000 line of credit the Company had with a bank. As a result of this transaction short term borrowing was eliminated. As described further below this arrangement was terminated in April 1990. A similar factoring arrangement was made with a Company controlled by an officer in October 1991 and continued during 1992. This arrangement was available in 1996 and 1995 but is rarely used since there has been no accounts receivable to finance.

  During April 1990, our accounts receivable factor lost backing from the consortium of banks which funded it and financing to the Company was terminated with only a few days notice. The Company searched for similar alternative financing, but was unable to locate suitable arrangements in the short time available. Negotiations were initiated with a competitor to sell portions of the assets of its technical services business. As of April 14, 1990 future operations of eight of the Company's nine offices were transferred to TAD Technical Services Corporation pursuant to an asset sales agreement.
                                 8
  The Company was engaged in a highly competitive business which was very labor intensive and its services generally were priced in a close relationship to direct labor costs. To the extent permitted by the competitive nature of the business, increases in direct labor, costs are passed on to clients by increasing fees for our services. Inflation would not have a material effect on 1995 or 1996 net revenues and income from continuing operations and we do not expect that inflation will have a significant adverse effect to any business done in 1997.

  On March 27, 1992, the Company sold its 51% interest in MRG
Search and Placement (MRG) to MRG employees. The sale of this operation left the Company with only its main division at its corporate headquarters.

  The Company has continued on as an inactive entity, closing down operations in an orderly fashion. Operating costs have been cut and there is no staff. Cash expenditures have been deferred. In light of the present condition of the operations of the Company, it was doubtful that the Company could continue as a going concern much longer without some outside help or reorganization. This is why the Company filed a petition for Chapter 11 on August 23, 1996.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Consolidated Financial Statements and Financial
   Statement Schedules:

1. Financial Statements                                      Page

     Consolidated Balance Sheets - December 31, 1996
      and 1995                                                 11

     Consolidated Statements of Operations - years ended
      December 31, 1996, 1995 and 1994                         12

     Consolidated Statements of Stockholder's Equity
      (Deficit) - years ended December 31, 1996, 1995
      and 1994                                                 13

     Consolidated Statements of Cash Flows - years ended
     December 31, 1996, 1995 and 1994                          14

2. Financial Statement Schedules

    Schedule V - Property, Plant and Equipment                 27

    Schedule VI - Accumulated Depreciation, Depletion and
     Amortization of Property, Plant and Equipment             28

    Schedule Viii - Valuation and Qualifying Accounts          29

                                  9
  All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                       GENERAL DEVICES, INC.
                    CONSOLIDATED BALANCE SHEET
                    DECEMBER 31, 1996 AND 1995

                                            1996        1995
                                         (Unaudited) (Unaudited)
     ASSETS

Current assets:
  Cash                                            15          20
  Accounts Receivable                             -           -
    Total current assets                          15          20

    Total assets                                  15          20

     LIABILITIES & SHAREHOLDERS EQUITY

Pre-petition liabilities                   2,179,210          -
Current liabilities:
  Current portion of long term debt               -      928,000
  Accounts payable                                -       88,341
  Other accrued liabilities                      670     689,040
    Total current liabilities                    670   1,705,381

Long term debt:
  Other liabilities                               -      370,465

    Total liabilities                      2,179,880   2,075,846

Stockholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares, issued 4,096,923        40,969      40,969
  Capital in excess of par value           1,998,255   1,998,255
  Retained earnings                       (4,157,610) (4,053,571)

                                          (2,118,386) (2,014,347)

Less:
  Treasury stock at cost, 20,300 shares   (   61,479) (   61,479)

    Total shareholders equity (deficit)   (2,179,865) (2,075,826)

    Total liabilities and shareholders
     equity (deficit)                             15          20

                       GENERAL DEVICES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      1996      1995      1994

Net sales                               -         -         -

Operating expenses
  Cost of sales                         -         -         -
  General and administrative          13,903    16,708     7,342

Operating profit (loss)              (13,903) ( 16,708) (  7,342)

Other expenses
  Interest                           (90,957) (139,100) (135,482)
  Miscellaneous income                   352   220,924     2,672

Profit (loss)                       (104,508)   81,824  (132,810)

Profit (loss) from continuing
 operations before income taxes     (104,508)   65,116  (140,152)

Income taxes                            -         -         -

Profit (loss) from continuing
 operations                         (104,508)   65,116  (140,152)

Profit (loss) before extraordinary
 items                              (104,508)   65,116  (140,152)

Extraordinary items                     -         -         -

Net profit (loss)                   (104,508)   65,116  (140.152)

Profit (loss) per share from
 continuing operations                (0.03)     0.02     (0.03)

Profit (loss) per share before
 extraordinary items                  (0.03)     0.02     (0.03)

Net profit (loss) per share           (0.03)     0.02     (0.03)

                       GENERAL DEVICES, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                 DECEMBER 31, 1996, 1995, AND 1994
                 (IN THOUSANDS, EXCEPT FOR SHARES)


Capital in


       Common  Stock
   Excess of    Accum   Treasury

    Shares  Amount  Par Value   Deficit
 Stock   Total

Balance - Dec 31, 1993  4,096,923   41      1,998     (3,988)    (61) (2,010)

  Net loss                                            (  140)         (  140)

Balance - Dec 31, 1994  4,096,923   41      1,998     (4,128)    (61) (2,150)

  Net profit                                              65              65

Balance - Dec 31, 1995  4.096,923   41      1,998     (4,063)    (61) (2,085)

  Net loss                                              (105)           (105)

Balance - Dec 31, 1996  4,096,923   41      1,998     (4,168)    (61) (2,190)

                       GENERAL DEVICES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                     (UNAUDITED, IN THOUSANDS)

                                             1996    1995   1994
Cash flows from operating activities
  Net income (loss)                          (105)     65   (140)

Adjustments to reconcile net income
 (loss) to net cash flows provided
 from operating activities
  Depreciation and amortization                -       -      -
  Changes in assets and liabilities:
   Decrease (increase) in accounts
    receivable                                 -       -       1
   Decrease in other assets                    -        9      8
   Increase (decrease) in accounts
    payable                                    -     (199)     6
   Increase (decrease) in other
    liabilities                               105     125    126

   Net cash provided (used) by
    operations                              (.004)  (.002) (.551)

Net increase (decrease) in cash
 and cash equivalents                       (.004)  (.002) (.551)

Cash and cash equivalents - beginning        .019    .021   .572

Cash and cash equivalents - ending           .015    .019   .021


Supplemental disclosures of cash flow
 information

   Cash paid during the year for:

      Interest                               None    None   None

      Income taxes                           None    None   None

Supplemental schedule of non-cash
 investing and financing activities

      None


See notes to Consolidated Financial Statements

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

  General Devices (the Company) was engaged in the business of providing contract technical services, principally in the areas of experienced engineering, scientific and other technical personnel, to a variety of businesses in the Eastern United States. Prior to 1991, the Company also had operations in various other parts of the United States, Britain and Germany.

Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries after elimination of inter-company balances and transactions. Operations disposed of during 1990 are considered discontinued operations in 1990. The Company's German Subsidiary was consolidated in 1990 but not in 1991 since the Company's investment was written off. Goodwill which represents the excess of cost over fair value of net assets acquired was reflected in the consolidated balance sheets at December 31, 1990 because it was considered to have continuing value and was amortized on a straight-line basis over a period of forty years. No goodwill remained after December 31, 1991. (See also Note 2 for write-off of goodwill on disposition of investments.)

Land, Building and Equipment

  The cost of building and equipment was depreciated on a straight-line basis over their estimated lives. Annual depreciation rates were 4% for building and building improvements and ranged from 10% to 20% on equipment. Leasehold improvements were amortized over the terms of the respective leases.

Bond Issue Costs

  Bond issue costs were deferred and amortized to income on the straight-line method over the term of bonds outstanding. Cost attributable to repurchases and converted bonds were reduced proportionally in the year of repurchase and conversion. Such costs reduced gains arising from repurchase and conversion.

Revenue Recognition

  Revenue from technical services was recognized when technical personnel provided by Company performed services for customers.

                                15
                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

Revenue from executive recruiting was recognized when clients hired individuals provided by the Company.

Income Taxes

  Foreign tax credits, investment tax credits and jobs tax credits were reflected as a reduction of the provisions for federal income taxes in the year utilized, based on financial reporting income. In December 1987, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes". This statement mandates the liability method for computing deferred income taxes. Adoption of the statement was subsequently postponed until 1992. In 1992, the FASB issued statement No. 109, "Accounting for Income Taxes", which replaces Statement No. 96 and incorporates deferred tax assets and liabilities when realization is "more likely than not". Management has not adopted the provisions of either statement and believes adoption of either statement would not have significant effect on the Company's position or results of operations.

Per Share Data

  Per share data is calculated on the weighted average number of common and common equivalent shares outstanding during the periods. The weighted average number of shares for 1996, 1995 and 1994 were 4,076,623, 4,076,623 and 4,076,623 shares, respectively.

Cash Equivalents

  The Company considered all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 - SIGNIFICANT MATTERS

Loss on Disposal of Investments

  During 1991, the Company incurred a loss on the disposition of several investments which it had previously included in its financial statements. The largest of these was the Company's investment in its previously consolidated German subsidiary, General Devices, GmbH (GDIG), as a result of the Company's inability to recover any of its property in Germany resulting in a loss of $286,781 noted in the 1991 financial report.


                                16

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

  On March 27, 1992, the Company sold its remaining 51% investment in MRG to two MRG employees. The remaining goodwill of $127,399 was not recovered in the sale and, consequently, has been removed from the Company's accounts.

  The Company estimated its loss on the March 27, 1992 sale of MRG stock at approximately $30,000 after elimination of its investment, minority interest and intercompany balances. The actual amount of the loss depended on the contingencies within the sales agreement. (The Company has recognized the loss in the 1992 financial statements.)

  Following is summary of the 1992 losses on disposal of assets:

    Loss on sale of MRG                    $145,190
    Loss on transfer of building             63,803
    Loss in land value                      167,178

    Total                                  $376,171

Discontinued Operations

  In 1990, the Company sold its Service Division, including certain operating assets, and entered into an agreement not to compete with the buyer for three years in selected geographic areas for total consideration of $750,000. The Company recognized a gain from this transaction of approximately $263,000. As part of the agreement, the Company also sold its wholly-owned English subsidiary, GDI Euroforce, LTD. (Note 12), including certain operating assets, and entered into an agreement not to compete with the buyer for three months in selected geographic areas for total consideration of approximately $95,000. the Company recognized a loss from this transaction of approximately $54,000. The operating results of the Service Division and of GDI Euroforce, LTD. sold in 1990 and of Timesavers, Inc. sold in 1989 (Note 12) have been classified as "Discontinued Operations" in the accompaning Consolidated Statements of Operations. The Company used the proceeds from the sales to finance operations and reduce long-term borrowings. After the 1990 dispositions, the Company's remaining operations consisted of one technical service office and the executive recruiting business until the March 27, 1992 sale of MRG.

Financial Status

  The Company has suffered recurring losses from continuing operations and, as described further in Note 9, had consolidated

                                17
                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

assets in 1990 which were restricted pending continuing litigation in Germany. These assets were written off during 1991 as a result of the Company's inability to resolve the German litigation. Furthermore, the Company failed to make the required interest payments on its subordinated debentures due in December 1990 and thereafter. The principal due December 1, 1995 was not paid, therefore in default due. Consequently, the debentures are in default and the holders could have demanded payment of principal (Note 5). In addition, the Company's remaining operations and capital resources may be insufficient to fund future operations. These matters raised substantial doubt about the entity's ability to continue as a going concern. After the sale of MRG (see above) only the technical service office at the Company's headquarters remained in operation.

NOTE 3 - ACCOUNTS RECEIVABLE

  During 1989, The Company began selling up to 100% of qualified insured accounts receivable to a single financial institution (the factor) as an alternative financing arrangement to its line-of-credit which expired during 1989. These receivables were sold with recourse at a discount rate ranging from 1.1% to 1.5%. Proceeds from the sale of accounts receivable during 1990 approximated $3,762,000. On April 12, 1990, the Company was informed by the factor that due to the factor's financial difficulties, it would not be able to continue this financing arrangement. Starting October 1991, the Company commenced selling accounts receivable with recourse to a corporation owned by an officer of the Company. Proceeds from the sale of accounts receivable during 1992 were approximately $302,000. These receivables were sold at a discount rate of 2.5%. At December 31, 1996 none of the receivables sold remained outstanding. The discount and insurance costs were reflected as "Accounts Receivable Discounting Costs" in the Consolidated Statement of Operations. At the Chapter 11 filing date, August 23, 1996, the Company had a balance owed under the financing agreement of $51,580, a pre-petition secured debt. At December 31, 1996 there is a post petition amount owed of $470 to the creditor.

NOTE 4 - LAND, BUILDING AND EQUIPMENT

The following is a summary of land, building, equipment and leashold improvements:

  December 31, 1996, 1995 and 1994 - None



                                18

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

  Depreciation and amortization expense amounted to $None, $None and $None for 1996, 1995 and 1994 respectively.

See Note 9 for matters relating to land formerly held for investment.

NOTE 5 - LONG TERM DEBT

  The following is a summary of long term debt:

                                           December 31,
                                      1996               1995
   Long term debt:
    Convertible subordinated
    debentures, 13.5% due
    December 1, 1995                    -            $ 928,000

    Current portion                     -              928,000

    Long term debt                      -                 -

On August 23, 1996 the date of the filing of Chapter 11 all liabilities are classified as current liabilities:

  Principal and defaulted interest - $1,707,997

  The subordinated debentures were convertible into common stock at the option of the holder at a conversion price of $5.50 per share. Commencing December 1, 1986 through December 1, 1994, the debentures were subject to an annual mandatory sinking fund requirement of $360,000. The debentures were redeemable, in whole or in part, at the option of the Company, at a current price of 100% in 1995. During 1991, 1990 and 1989, the Company repurchased an aggregate of $1,905,000 which along with $741,000 in debentures converted in 1989, $177,000 converted in 1991, $6,000 converted in 1992 and purchases in prior periods have satisfied the total sinking fund requirements. No sinking fund obligation existed at December 1, 1995 when the whole principal became due.

  In April 1989, the Company offered the holders of the subordinated debentures a reduced conversion price of $.75 per share through June 1990. Approximately $741,000 in debentures were converted into 987,983 shares of common stock. In accordance with Statement of Financial Accounting Standards No. 84, "Induced Conversions of Convertible Debt", the Company recognized approximately $313,000 in expense to induce this conversion.

                                19
                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

  During 1990, the Company offered to repurchase its subordinated debentures from holders of the same for prices substantially less than their face value. The Company repurchased approximately
$1,284,000 of the debentures during 1990 and recognized an extraordinary gain of approximately $865,000.

  During 1991, the Company repurchased $76,000 of its subordinated debentures at prices less than their face value. The Company also converted $177,000 of its subordinated debentures into 354,000 shares of stock at the prevailing market values at the time of converson. The Company recognized an extraordinary gain of approximately $210,000 on the repurchases and conversions. At the beginning of 1992 another $6,000 of the debentures were exchanged for 12,000 shares of stock.

  The Company failed to make its convertible subordinated debenture interest payments due since December 1990 and the principal was due as of December 1, 1995. As a result, the trustee declared the principal immediately payable. The debenture holders however did not request the trustee after notice to enter judgement against the Company so consequently the trustee has stated that the indenture has "expired" and they, the trustee, no longer are involved in its administration. The obligation is classified as a current liability in accordance with the remedies of the debenture agreement. Unpaid interest totalling $779,997 is included in pre-petition liabilities at December 31, 1996.

  Amounts due and in default at December 31, 1996 are as follows:

                  Debentures    Accrued Interest   Total Due

    1996          $ 928,000        $ 779,997      $ 1,707,997

NOTE 6 - STOCKHOLDERS EQUITY

  At November 22, 1991, exercisable warrents were outstatnding for the purchase of 20,000 and 89,920 shares of common stock at prices of $4.65 and $5.50 respectively, per share. Both series of warrants expired on November 22, 1991. No warrents were exercised since 1989.

  On May 1, 1990 all options granted under the 1981 non-qualified stock option plan (The 1981 Plan) expired.




                                20

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

  On September 12, 1990, the Board of Directors approved a new Non-Qualified Stock Option Plan (The 1990 Plan) authorizing the grant to directors, officers and other key employees Non-Qualified stock options to purchase 250,000 shares of stock at 100% of fair market value at the date of grant (which was $0.1406 per share). The 1990 Plan provides for the grant of exercisable options expiring September 12, 2000. A total of 200,000 options were granted under the 1990 Plan.

  The status of the options is summarized below:

                                   Weighted average option price

                                   Number of
                                    Shares    Per share   Total
  Options outstanding
   December 31, 1996                 85,000    $ 0.14   $ 28,120

  Options which became
   exercisable:
   1990 (1990 Plan)                 200,000      0.14     28,120
   1989 (1981 Plan),
    expired May 1, 1990             141,150      1.06    149,541

  At December 31, 1996, there were 115,000 shares of common stock under the 1990 Plan available to be granted.

NOTE 7 - INCOME TAXES

  Income taxes consists of the following:

                                   Years ended December 31,
                                   1996      1995      1994
  Charge in lieu of federal
   income taxes                      -         -         -
  Currently Payable
   Federal                           -         -         -
   State                             -         -         -

  Income taxes allocated in the Consolidated Statements of Operations is not applicable,

  For financial reporting purposes, certain items, including bad debts, vacation expense and liability reserve have been accrued and charged to expense currently while they will be deducted for tax purposes when written off or paid. Depreciation is computed using the straight-line method for financial purposes and by using primarily accelerated methods for income tax purposes.

                                21
                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

  State taxes are based on earnings of specific subsidiaries.

  At December 31, 1996, the Company had net operating carryforwards for federal income tax purposes of approximately
$2,200,000 and general business credit carryforwards of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2006.

  Income (loss) before income taxes includes domestic operating results of $(105,000), $65,000 and $(140,000) in 1996, 1995 and
1994 respectively.

  Effective income tax rates that differed from the statutory
U. S. income tax rates for 1996, 1995 and 1994 are not applicable.

NOTE 8 - LEASES

  The Company has no outstanding leases at this time.

  Aggregate rental expense for the years 1996, 1995 and 1994 were $2,010, $2,010 and $2,010 respectively however.

NOTE 9 - CONTINGENCIES

  Environmental Protection Agency Proceeding

  During 1982, the Company was advised by the Office of the United States Environmental Protection Agency (EPA) that land owned by it in Montgomery County, Pennsylvania, contained several large lagoons releasing chemical contents into the air, surface water and ground water both on and off site. During 1984, a suit was brought by the United States of America on behalf of the EPA against the Company and five other defendants seeking the clean-up costs of the property.

  On August 21, 1986, the court held that the Company and five other defendants were responsible parties under the law and later found all the defendants jointly and severally liable. A consent decree was entered for the entire clean-up costs of the site, under which four other defendants agreed to finance the entire clean-up costs. In December 1989, a judgement in the amount of $16,153,683 was entered against the Company in favor of the producers of the pollutants for contribution to pay for the clean-up costs. The Company entered into a settlement agreement with the producers of the pollutants which provided payments amounting to $150,000 plus contingent payments up to $500,000

                                22
                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

should the Company sell its assets and recognize certain levels of gains or $400,000 in the event of a bankruptcy before February 1992, when the contingency expires. The Company has paid the full $150,000 satisfying its mandatory obligation with respect to this matter. The Company's insurance carrier contributed $35,000 toward this settlement. The net cost of $115,000 was paid by the Company and capitalized in the cost of the land, which is $183,568. The Company intended to sell the land upon completion of the clean-up but the clean-up has fallen behind schedule and per the "producer defendant" doing the clean-up it will be several more years before completed. The Company re-evaluated the property based on its new tax assessment, which brought the book value to $16,390.00. In reality the property is worthless because it is not saleable. The finance company holding the mortgage took the deed in lieu of foreclosure since the Company cannot pay the payment or the interest due on the property. The Company no longer owns this property.

  Proceedings with Former Employees

  Former employees who we believed violated their employment contracts and their counter claims against the Company have both been dismissed by the Texas court.

  U. S. Labor Department "Fine"

    On September 14, 1994, the United States Attorney for the Eastern District of Pennsylvania filed a civil action on behalf of the U. S. Department of Labor seeking payment of the $50,000 fine plus penalty and interest. The fine was imposed for not filing an audited Annual Report on our 401(k) Plan properly. Prior to trial, the Company entered into a stipulation approved by the court for a Consent Judgement of $66,512.50 with the stipulation that such Judgement would be removed and the case settled and discontinued provided a payment of $6,750 be made to the U.S.A. on or before November 1, 1995. Payment of $6,750 was made on October 18, 1995. The Judgement was satisfied on December 28, 1995.










                                23

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

NOTE 10 - SEGMENT INFORMATION

  The following sets forth disaggregated information with respect to the Company's identifiable industry segments:

                                        Years ended December 31,
                                     1996       1995        1994

Revenue:
  Service Division                  $  -       $  -        $  -
  Corporate                            -          -           -
                                    $  -       $  -        $  -

Operating income (loss)
  Service Division                  $  -       $  -        $  -
  Corporate                            -          -           -
                                    $  -       $  -        $  -

Identifiable assets
  Service Division                  $  -       $  -        $  -
  Corporate                            15         20        9,137
                                    $  15      $  20       $9,137

Capital expenitures
  Service Division                  $  -       $  -        $  -
  Corporate                            -          -           -
                                    $  -       $  -        $  -

Depreciation and amortization
  Service Division                  $  -       $  -        $  -
  Corporate                            -          -           -
                                    $  -       $  -        $  -
















                                24

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

NOTE 11 - EXECUTIVE COMPENSATION

  In 1983, the Board of Directors of the Company approved a compensation arrangement with the Chief Executive Officer. Under this arrangement, originally expiring May 1, 1989, this officer would receive compensation of $141,750 increased by 5% annually, and an incentive bonus based on profits in excess of $100,000. This arrangement was renewed annually for a five year term. In the event of a change in the basic control or ownership of the Company, the officer had the option to demand, upon resignation, five times the highest annual salary and bonus received during his employment.

  The Company has a deferred compensation agreement with its Chief Executive Officer requiring payments of $15,000 annually for 10 years commencing when he reached 64 or retirement, whichever was later. Prior to 1991, this agreement was partly funded by insurance. At December 31, 1991 a $150,000 liability is included in compensation and benefits due to a related party on the Consolidated Balance Sheet and in operating expenses in the Consolidated Statements of Operations. As of December 31, 1996, the deferred compensation is due.

  Under an agreement executed in 1991, the Company recorded a $53,196 liability for accrued vacation pay to its Chief Executive Officer, representing foregone vacation pay for certain years. This liability has been included in operation expenses in the Consolidated Statement of Operations.

  The Chief Executive Officer deferred receipt of salary of $45,000 and $68,000 during 1991 and 1990 respectively. The amounts due at December 31, 1995 appear with the amounts in the two preceding paragraphs as compensation and benefits due to related party which was classified as a long-term liability since the Company does not anticipate payments during 1997. Relative to the Chapter 11 filing this debt is classified as current.

  The Chief Executive Officer became an inactive employee in June of 1992 (no longer an employee). However, he has remained as an unpaid officer and director for organizational and administrative purposes.







                                25

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

NOTE 12 - DISCONTINUED OPERATIONS

  In August 1989, the Company sold its wholly-owned subsidiary, Timesavers, Inc. for $2,132,000 and recognized a gain of approximately $240,000. In April 1990, the Company sold most of the assets of its Services Division for $750,000 and recognized a gain of approximately $263,000. As part of the Services Division Sale Agreement, the Company sold its wholly-owned English subsidiary, GDI Euroforce, LTD for approximately $95,000 and recognized a loss of approximately $54,000.

NOTE 14 - SIGNIFICANT CUSTOMERS

  In 1996 as in 1995, 1994 and 1993, the Company had no sales at all, but in 1992, the Company had sales to one customer which comprised 45% of total sales.

NOTE 15 - SUBSEQUENT EVENT

  As discussed in Note 2, in 1993 the Company conveyed to its mortgagee the deed to its investment in ground in King of Prusssia. There was a gain of $6,921.00



























                                26
                       GENERAL DEVICES, INC.
            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1996:

  Land                                    None
  Building & Improvements                 None
  Machinery, Fixtures & Equipment         None


1995:

  Land                                    None
  Building & Improvements                 None
  Machinery, Fixtures & Equipment         None


1994:

  Land                                    None
  Building & Improvements                 None
  Machinery, Fixtures & Equipment         None

                       GENERAL DEVICES, INC.
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
           AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1996:

  Accumulated Depreciation                None


1995:

  Accumulated Depreciation                None


1994:

  Accumulated Depreciation                None

                       GENERAL DEVICES, INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1996:

Deducted from notes & accounts receivable:
  Allowance for doubtful accounts              None


1995:

Deducted from notes & accounts receivable
  Allowance for doubtful accounts              None


1994:

Deducted from notes & accounts receivable
  Allowance for doubtful accounts              None

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICER OF THE COMPANY

                 INFORMATION CONCERNING DIRECTORS

  James E. Meneses, age 74, had been a Director since 1975.
Until recently, he was Vice President - Legal, since 1976, was General Counsel and Secretary since 1967. During the last six years he has been president of Meneses and Dean P.C. The firm later changed its name to James E. Meneses and was legal counsel to the Company until January 1, 1990. Mr. Meneses resigned April 24, 1996 for personal reasons (retirement).

  Theodore A. Raymond, age 69, has been a Director since 1976.
He has been President and Chief Executive Officer since 1976. He is a control person.

             INFORMATION CONCERNING EXECUTIVE OFFICERS

  G. William Raum, age 57, was named Assistant Treasurer in 1989. In 1990 he was named Secretary/Treasurer and in 1991 Vice President. He was with the Accounting Department since 1974. He owns 500 shares of the common stock of the Company. He is the recipient of currently exercisable option for 10,000 shares.

Item 11. EXECUTIVE COMPENSATION

                REMUNERATION OF EXECUTIVE OFFICERS

  There was no remuneration paid to any officer or director in 1996, 1995, 1994 or 1993. In 1992, none of the five most highly compensated executive officers exceeded $60,000 in remuneration.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  The following table sets forth at March 3, 1996, the Company's common stock beneficially owned by Theodore A. Raymond, the only person known to be the beneficial owner of more than 5% of the outstanding shares of common stock together with his address. The table also shows the number of shares of common stock owned beneficially by each director and by all officers and directors as a group.

                                                  Percentage of
       Name                    Number of Shares   Common Stock
                               of common stock    Outstanding

Theodore A. Raymond (1)(2)        1,463,575            36.0

James E. Meneses                     43,850              *

All officers and Directors
 as a group                       1,517,925            37.0
 (3 persons)

* Less than 1%

(1) Includes shares subject to currently exercisable options in the case of T. A. Raymond (75,000).

(2) Includes 300,000 currently exercisable non-qualified options not part of the approved non-qualified plan.

    To the Company's knowledge, the stockholders listed above do not share voting or investment power with respect to any shares of common stock owned by them.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Starting October 1991, the Company commenced selling accounts receivable with recourse to a corporation owned by Mr. Raymond. There was no proceeds from the sales of such accounts receivable during 1996, 1995 or 1994. When receivables were sold it was at a discount rate of 2.5%. At December 31, 1996 there were no receivables outstanding.

  On January 13, 1992, T. A. Raymond, Inc., owned by Mr. Raymond, advanced $25,000 to the Company and received a one year 10% mortgage on which the Company's undeveloped land was the collateral. In March of 1993, T. A. Raymond, Inc. called the note and took over the deed of the land in lieu of foreclosure.

                              PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The following financial statements are included in Part
          II, Item 8:

                                                            Page
Financial Statements:

  Consolidated Balance Sheets, December 31, 1996 and 1995     11

  Consolidated Statements of Operations - years ended
   December 31, 1996, 1995 and 1994                           12

  Consolidated Statements of Stockholders Equity (deficit)
   years ended December 31, 1996, 1995 and 1994               13

  Consolidated Statements of Cash Flows - years ended
   December 31, 1996, 1995 and 1994                           14



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL DEVICES, INC.




By:                              By:
    G. William Raum                  Theodore A. Raymond
    Secretary/Treasurer              President


Date: March 4, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.




By:                              By:
    Theodore A. Raymond              G. William Raum
    Director, March 4, 1997          Secretary/Treasurer