Form 10-Q
period 1997-06-30
GENERAL DEVICES INC
filed 1997-08-05
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                 FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        June 30, 1997
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

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,076,623

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Consolidated Balance Sheet
             June 30, 1997 (unaudited) and
             December 31, 1996 (unaudited)                    II-4

             Consolidated Statement of Operations for
             Three months and Six months ended June 30,
             1997 and 1996 (unaudited)                        II-5

             Condensed Consolidated Statement of
             Changes in Financial Position Six
             months ended June 30, 1997 and
             1996 (unaudited)                                 II-6

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

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-9
   Item 6.  Exhibits and Reports on Form 8-K                  II-9

                            GENERAL DEVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                  June 30       December 31
                                                    1997           1996


ASSETS

Current assets:
  Cash                                               32                 15
  Accounts Receivable                                 -                  -
    Total current assets                             32                 15

    Total assets                                     32                 15

  LIABILITIES & SHAREHOLDER EQUITY

Pre-petition Liabilities                      2,179,210          2,179,210
Current liabilities:
  Current portion of long-term debt                   -                  -
  Accounts payable                                    -                  -
  Other accrued liabilities                       3,835                670


    Total current liabilities                     3.835                670

Long term debt:
    Other Liabilities                                 -                  -

    Total liabilities                         2,183,045          2,179,880

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,076,623           40,766             40,766
  Capital in excess of par value              1,998,255          1,998,255
  Retained earnings                          (4,160,555)        (4,157,610)


                                             (2,121.534)        (2,118,386)

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity (deficit)      (2,181,601)        (2,179,865)

    Total liabilities and stockholder
     equity (deficit)                                32                 15


Note: The balance sheet of December 31, 1996 has been taken from the unaudited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                             Three Months Ended        Six Months Ended
                                   June 30                 June 30
                              1997         1996        1997        1996

Net Sales                  $   -       $    -      $    -     $    -
Operating expenses
  Cost of sales                -            -           -          -
  Selling, general and
   administrative           (1,412)     (2,459)      (2,678)     (3,858)

Operating Gain (Loss)                                (2,678)     (3,858)

Other income and (expense)
  Interest expense             -            -           -            -

  Miscellaneous income                     352          -           352

Gain (loss) from
 continuing operations      (1,412)     (2,107)      (2,678)     (3,506)


Net gain (loss) per share  (0.0003)    (0.0005)     (0.0007)    (0.0008)

Dividends                    None        None         None        None

Average weighted number of
 shares outstanding       4,076,623   4,076,623    4,076,623   4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                   1997          1996

Cash flow from operating activities:
  Net income (loss)                            $( 2,678)      $( 3,506)

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -              -
     receivable

    (Increase) decrease in other assets              -              -

    Increase (decrease) in accounts
     payable and accrued expenses                 2,695          3,565

    Increase (decrease) in other
     liabilities                                     -              -


    Total adjustments                             2,695          3,565

    Net cash provided (used) by operations           17             59

Net increase (decrease) in cash
    and cash equivalents                             17             59

    Cash and cash equivalents - beginning            15             20

    Cash and cash equivalents - end                  32             79


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statement of operations for the three and six months ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flow for the six months ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


2. Shareholders Equity

   During the six months ended June 30, 1997, shareholders equity decreased due to the following items: net loss of $2,678 on operations.

                   Management's Discussion and Analysis of
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Sales

As in last year's second quarter there were no operational sales or revenue in the second quarter. There is nothing at all to compare to the same period last year or the year before.

Operating Cost and Expenses

There are very few administrative expenses. There is no administrative payroll. There are no paid employees of the Company. Administrative activities need to be accomplished in order to perform the duties of a Debtor in Possession and are handled by the Treasurer and the President without pay to enable an orderly administration. The S.E.C. reports and any tax filings have all been done on a timely basis. The monthly operating reports required by the Court have all been done in a timely manner as well as the payment of the Quarterly Fee to the U. S. Trustee each quarter.

Interest Expenses

We had no operational developed receivables in 1997 so far, as we had none in 1996. There was no interest paid or accrued during this period.

Income Taxes

There were no provisions made for taxes on income in the first 6 months of 1997.

At December 31, 1996, the Company had net operating carryforwards for federal income tax purposes of approximately $2,600,000 and general business credit carryforwards of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2006.

Liquidity and Capital Reserves

At June 30, 1997 the Company had negative working capital of ($2,183,013) versus a negative working capital of ($2,180,335) at December 31, 1996, an additional decrease of $2,678 in working capital. Net income (loss) for the first 6 months of 1997 amounted to ($2,678). The further decrease in working capital resulted primarily from loss from operations.
Working capital is negative at both December 31, 1996 and June 30, 1997. Since the date of the petition filing, August 23, 1996 all current liabilities at that date are now considered non-current liabilities and listed accordingly on the balance sheet.

At Jun3 30, 1997, the Company had no outstanding borrowing with banks. Prompted by the fact that profits in our Search and Placement business all but dried up at the end of 1991 and we could no longer depend on that subsidiary for cash flow help, the Company was forced to arrange other financing. As reported earlier the impractability of arranging high cost "factoring" financing for our small amount of accounts receivable encouraged management to accept the offer of a principal of the Company, the President, to make loans to the Company on an accounts receivable factoring basis through a company owned by him, but at least one half the cost as any of the concerns the Company had investigated would charge. This financing arrangement was used through 1992 and still was in place up until the filing of the petition on August 23, 1996.

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


                                   GENERAL DEVICES, INC.





Dated: August 1, 1997             By:(S)



                                      Theodore A. Raymond
                                      President