Form 10-Q
period 1997-09-30
GENERAL DEVICES INC
filed 1997-10-24
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                 FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        September 30, 1997
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

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,076,623

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Consolidated Balance Sheet
             September 30, 1997 (unaudited) and
             December 31, 1996 (unaudited)                    II-4

             Consolidated Statement of Operations for
             Three months and Nine months ended
             September 30, 1997 and 1996 (unaudited)          II-5


             Condensed Consolidated Statement of
             Changes in Financial Position Nine
             months ended September 30, 1997 and
             1996 (unaudited)                                 II-6

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

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-9
   Item 6.  Exhibits and Reports on Form 8-K                  II-9

                            GENERAL DEVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                September 30    December 31
                                                    1997           1996


ASSETS

Current assets:
  Cash                                                8                 15
  Accounts Receivable                                 -                  -
    Total current assets                              8                 15

    Total assets                                      8                 15

  LIABILITIES & SHAREHOLDER EQUITY

Pre-petition Liabilities                      2,179,210          2,179,210
Current liabilities:
  Current portion of long-term debt                   -                  -
  Accounts payable                                    -                  -
  Other accrued liabilities                       5,171                670


    Total current liabilities                     5,171                670

Long term debt:
    Other Liabilities                                 -                  -

    Total liabilities                         2,184,381          2,179,880

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,076,623           40,766             40,766
  Capital in excess of par value              1,998,255          1,998,255
  Retained earnings                          (4,161,915)        (4,157,610)


                                             (2,122,894)        (2,118,386)

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity (deficit)      (2,184,373)        (2,179,865)

    Total liabilities and stockholder
     equity (deficit)                                 8                 15


Note: The balance sheet of December 31, 1996 has been taken from the unaudited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                             Three Months Ended       Nine Months Ended
                                September 30            September 30
                              1997         1996        1997        1996

Net Sales                  $   -       $    -      $    -     $    -
Operating expenses
  Cost of sales                -            -           -          -
  Selling, general and
   administrative           (1,362)     (8,784)      (4,040)    (12,642)

Operating Gain (Loss)       (1,362)     (8,784)      (4,040)    (12,642)

Other income and (expense)
  Interest expense             -       (90,957)         -       (90,957)

  Miscellaneous income                      -           -           352

Gain (loss) from
 continuing operations      (1,362)    (99,741)      (4.040)   (103,247)


Net gain (loss) per share  (0.0003)    (0.025)       (0.001)     (0.025)

Dividends                    None        None         None        None

Average weighted number of
 shares outstanding       4,076,623   4,076,623    4,076,623   4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                   1997          1996

Cash flow from operating activities:
  Net income (loss)                            $( 1,362)      $(103,247)

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -              -
     receivable

    (Increase) decrease in other assets              -              -

    Increase (decrease) in accounts
     payable and accrued expenses                 1,336         (88,341)

    Increase (decrease) in other
     liabilities                                     -          191,867


    Total adjustments                             1,336         103,526

    Net cash provided (used) by operations          (26)            279

Net increase (decrease) in cash
    and cash equivalents                            (26)            279

    Cash and cash equivalents - beginning            32              20

    Cash and cash equivalents - end                   8             299


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statement of operations for the three and nine months ended September 30, 1997 and 1996 and the condensed consolidated statement of cash flow for the nine months ended, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


2. Shareholders Equity

   During the nine months ended September 30, 1997 shareholders equity decreased due to the following items: net loss of $4,040 on operations.

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

Income Taxes

There were no provisions made for taxes on income in the first 9 months of 1997.

At December 31, 1996, the Company had net operating carryforwards for federal income tax purposes of approximately $2,600,000 and general business credit carryforwards of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2006.

Liquidity and Capital Reserves

At September 30, 1997 the Company had negative working capital of ($2,184,372) versus a negative working capital of ($2,180,335) at December 31, 1996, an additional decrease of $4,037 in working capital. Net income
(loss) for the first 9 months of 1997 amounted to ($4,040). The further decrease in working capital resulted primarily from loss from operations. Working capital is negative at both December 31, 1996 and September 30, 1997. Since the date of the petition filing, August 23, 1996, all current liabilities at that date are now considered non-current liabilities and listed accordingly on the balance sheet.

At September 30, 1997, the Company had no outstanding borrowing with banks. Prompted by the fact that profits in our Search and Placement business all but dried up at the end of 1991 and we could no longer depend on that subsidiary for cash flow help, the Company was forced to arrange other financing. As reported earlier the impractability of arranging high cost "factoring" financing for our small amount of accounts receivable encouraged management to accept the offer of a principal of the Company, the President, to make loans to the Company on an accounts receivable factoring basis through a company owned by him, but at least one half the cost as any of the concerns the Company had investigated would charge.
This financing arrangement was used through 1992 and still was in place up until the filing of the petition on August 23, 1996.

As mentioned in previous reports, further infusion of long term capital would be necessary if the Company was to continue in business 1n 1996 and beyond. It was doubtful that the Company could continue as a going concern without some outside help or reorganization. The Company filed a petition for Chapter 11 Reorganization on August 23, 1996.

Our long term objective was to stay in business, even though we had no revenues, no assets or employees . We have had very little operating overhead. We have made all our reports both SEC and IRS and are still in business, but are an inactive concern that has filed for Chapter 11 Reorganization. The Company is in the process of awaiting approval and confirmation of our Plan of Reorganization.


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


                                   GENERAL DEVICES, INC.





Dated: October 24, 1997           By:(S)



                                      Theodore A. Raymond
                                      President