Form 10-K/A
period 1997-12-31
GENERAL DEVICES INC
filed 1998-04-09
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                       Commission File
December 31, 1997                               Number 0-3125

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

                                 Yes   x      No
As of March 4, 1998 4,964,421 shares of common stock were outstanding and the aggreate market value of such shares (based on the average bid and asked prices of such stock) held by non-affiliates was approximately $89,854.

                                Table of Contents

                                     PART I
                                                            Page

Item  1. Business                                             1
Item  2. Properties                                           4
Item  3. Legal Proceedings                                    4
Item  4. Submission of Matters to a Vote of Security
         Holders                                              5

                                     PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                  5
Item  6. Selected Financial Data                              6
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7
Item 7A. Quantitative and Qualitative Disclosures about       8
         Market Risks
Item  8. Financial Statements and Supplementary Data          9
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                 19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant  19
Item 11. Executive Compensation                              19
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                      19
Item 13. Certain Relationships and Related Transactions      20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                 21




                                     PART I
Item 1.  BUSINESS

         (a) GENERAL DEVELOPMENT OF BUSINESS

  General Devices, Inc. (the Company), a New Jersey Corporation organized in 1953, has been engaged in the business of providing contract technical services. The Company has been supplying contract technical services consisting of experienced engineering, scientific and other technical personnel to a wide variety of businesses in the United States and Europe directly, or through a predecessor Company since 1956.

  Effective April 14, 1990, the Company sold most of its technical services business, and certain operation assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd. to TAD Technical Services Corporation. The Company continues to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. It has been inactive however, and did file a Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganiztion plan on December 22, 1997. Since that date the Company is actually operating its business again.

  The Company maintained a presence in Western Europe through its wholly owned German subsidiary, General Devices, GmbH which was organized in 1975. German operations have been dormant for several years as a result of continuing litigation and were written off during 1991. The Company is completely inactive in Europe at this date.

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

  In 1982, the Company acquired 100% of the capital shares of Timesavers Inc., Sunnyvale, California, which was engaged primarily in the business of providing temporary personnel, both technical and clerical. Timesavers, Inc. was sold in August 1989 to CDI Corporation.

  As of March 4, 1997, the Company's remaining operatons consist of one administrative office, which since January 1, 1993 until the Company's Chapter 11 Reorganization Plan was confirmed on

                                 1
December 22, 1997, has had no active clients or revenues. There have been no active employees. The Company is now operating as a going concern and expects revenues shortly.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's business had been separated in two segments: contract technical services and executive recruiting. After the 1990 sale of the services business, the Company's remaining operations consisted of one technical service office, a dormant operation in Germany (which was written off in 1991) and the executive recruiting business (which was sold in 1992). Since then the Company has been inactive.

  The Company was primarily engaged in the temporary placement of technical, clerical and computer personnel prior to the sale of most of its technical services division. For 1997, operations consisted of one inactive technical service office. In 1989, the Company employed an average of approximately 1,000 persons. In 1990, after the sale of most of the technical services business, the Company employed approximately 35 persons as it did in 1991. In 1992, the Company employed an average of only 6 persons throughout the year and employed no one in 1993, 1994, 1995 or 1996. The Company had no sales or revenues in 1997.

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

  In the contract technical services industry, the Company provided temporary, experienced engineering, scientific and other technical personnel to a wide variety of business in the Eastern United States. Total domestic and foreign technical services revenues on an historical basis amounted to (NONE), (NONE),
(NONE) and (NONE) in 1997, 1996, 1995 and 1994 respectively.

  During 1992 and 1991, the defense and aerospace (aircraft, missiles, weapons systems), electronics, communications and computer industries were among the more important industries utilizing the Company's contract technical personnel. We supplied no one in 1993, 1994, 1995, 1996 or 1997.

  Technical personnel supplied to domestic customers are employed by the Company, which undertakes all ordinary administrative functions of an employee. The Company employes individuals to fill specific requirements of its clients. Clients are billed for the services of the Company's technical employees, and those employees are paid on an hourly basis. The Company derives its profit from the differential between the hourly rates charged and those paid.

  The duration of assignments varies from a few months to several years for major defense, aerospace, communications, computer and information technology projects. Employees work at the client's facilities. Technical employees are either selected by the client on the basis of resumes and other background information supplied by the Company, or the client relies on the Company to select the particular individual.

  In all cases, the Company's technical employees worked under the client's direction and supervision. The Company understands that the contract technical service industry generally takes the position that any liability for the quality of the employee's performance rests with the client and is not aware that this position has ever been challenged.

  During 1997, 1996, 1995, 1994 and 1993, the Company had no sales. In 1992, the Company had sales to one customer, the Boeing Company, which constituted 46% of technical service sales.

  The Technical services industry operates in a highly competitive environment dominated by large manufacturing customers. A majority of technical service business is obtained by competitive bidding. There are about fifty national suppliers of technical personnel with revenues in excess of $500 million. A large number of suppliers and the low cost of entry has led to very competitive bidding on most contracts. The new year does look promising to the industry, mainly because of the deep shortage of technical help. In addition, extensive cutbacks and downsizing in not just the defense sector but all industries that use our type of staffing services has caused a demand for technical personnel. All these companies now encourage using temporary help or outplacing when new hiring is needed. The "IT" or Information Technology segment of our industry is especially hot with a shortage of Technical personnel.

                        FOREIGN OPERATIONS

  The Company operated its contract technical services business in Europe through General Devices GmbH (GDIG) (no revenues since
1986) and in later years through GDI Euroforce, LTD, a 100% owned British subsidiary. GDI Euroforce was sold June 1, 1990. The Company had no sales overseas in 1997, 1996, 1995, 1994 or 1993. The differences the Company had with the German government over labor laws, tax withholding and confiscation of its assets, resulted in our not being able to recover our German assets because of restrictions by the German government. This was after we "won" our case in court. During 1991 the Company ceased funding the German representative, and the investment in GDIG was written off and GDIG was removed from the consolidated financial statements.

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

Item 3.  LEGAL PROCEEDINGS

  All legal proceedings of the past have been litigated and settled. At present, the Company has no ongoing legal proceedings except for Chapter 11 Reorganization which was confirmed on December 22, 1997. All other legal problems have been settled or abandoned.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                              PART II

Item 5.  MARKET FOR THE COMPANY'S STOCK AND RELATED SECURITY
         MATTERS

         (a) PRINCIPAL MARKET: LISTED ON THE OVER THE COUNTER
             "BULLETIN BOARD"  SYMBOL "GDIC"

         (b) STOCK PRICE INFORMATION

  The following table sets for the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the over the counter
"Bulletin Board" and in the pink sheets.

                    1996                 1997

                High     Low         High     Low

1st Quarter    .0025    .0025       .0001    .0001

2nd Quarter    .0025    .0025       .0001    .0001

3rd Quarter    .0025    .0025       .0001    .0001

4th Quarter    .0025    .0025       .0001    .0001

         (c)  As of March 7, 1998, the Company has approximately
3,500 stockholders of which approximately 1,500 were in the name of nominee (street name).

Item 6.  SELECTED FINANCIAL INFORMATION (UNAUDITED)

DOLLARS IN THOUSANDS                          YEARS ENDED DECEMBER 31,
  (Except per share amounts)         1997     1996     1995    1994     1993

RESULTS OF OPERATIONS
  Revenues - total operations             0       0         0      0        0
  Revenues - discontinued operations      0       0         0      0        0
  Revenues - continuing operations        0       0         0      0        0

  Earnings (loss) from continuing
  operations                         $   (5)   (105)       65   (140)    (172)

  Earnings (loss) from discontinued
   operations                             -       -         -      -        -

  Gain (loss) on disposal of
   discontinued operations                -       -         -      -        -

  Gain (loss) before extraordinary
   credits                               (5)      -         -      -        -

  Gain from discharge of
   indebtedness in bankruptcy          2163       -         -      -       -

  Net Earnings (loss)                  2158    (105)       65   (140)    (172)

  Gain (loss) per share from
   continuing operations                       (.03)      .01   (.03)    (.04)

  Loss per share before
   extraordinary credits                  -       -         -      -        -

  Extraordinary credits per share        .53      -         -      -        -

  Net earnings (loss) per share          .53   (.03)      .00   (.03)    (.04)

FINANCIAL CONDITION
  Working capital (deficit)               25  (2180)    (2631) (2696)   (2563)
  Total assets                            -       -         -      -        -
  Short-term and current portion
   of long term debt                       4   2179       928    926      924
  Long-term debt                          -       -         -      -        -
  Stockholders equity (deficit)           21  (2180)    (2631) (2696)   (2563)

No dividends have been paid

Item 7.  MANAGEMENT DISCUSSION ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION

Results of Operations
    1997 vs. 1996

  General Devices, Inc. was again an inactive operation in 1997. Not only were there no sales, no revenues and no profits, the Company had no field or staff employees. The President and the Treasurer again donated their time to keep an ongoing continuity to keep the Company alive, administering legal, tax or S.E.C. inquiries.

  Operating expense was still minimal without employees.

  The Company operated as a "Debtor in Possession".
Administrative responsibilities of the Chapter 11 Reorganization were carried out is a timely manner. The Reorganization Plan was confirmed on December 22, 1997. The creditors were then all paid in full per the conditions of the Reorganization Plan.

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

  Interest expense remained approximately the same in 1996 as in 1995, consisting primarily of the accrued unpaid interest on the convertible debentures. We did adjust the accrued interest on the defaulted debentures by the additional amount of $90,957 for the period from December 1, 1995 up to the petition filing date of August 23, 1996.

Liquidity and Capital Resources

  The Company's working capital and current ratio at December 31, in each of the past three years were:

                                  1997        1996        1995
Working Capital (deficit)
    (in thousands)                 $ 21       ($2180)     ($1705)

Current ratio                   6 to 1.0   .001 to 1   .001 to 1

ITEM 7A.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS

The Company had no market risk sensitive investments at the end of its fiscal year ended December 31, 1997.

  The $21,043 increase in working capital from 1996 to 1997 resulted from the confirmation of our Reorganization Plan under Chapter 11 which eliminated all the Company's debts by an exchange of common stock equity to satisfy all the claims of the debtors creditors. In addition, a small group of investors exchanged $25,000 in cash for 500,000 restricted investment common shares enabling the Company to end up the year with working capital of $21,043 after liabilities.

  There were no capital expenditures in 1997 0r 1996

  In early 1989, the Company began selling accounts receivable to a single investment bank. This arrangement replaced the $3,000,000 line of credit the Company had with a bank. As a result of this transaction short term borrowing was eliminated. As described further below this arrangement was terminated in April 1990. A similar factoring arrangement was made with a Company controlled by an officer in October 1991 and continued during 1992. This arrangement was available from 1993 through 1997 but was rarely used since there had been no accounts receivable to finance.

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

  The Company is engaged in a highly competitive business which is very labor intensive and its services generally are priced in a close relationship to direct labor costs. To the extent permitted by the competitive nature of the business, increases in direct labor, costs are passed on to clients by increasing fees for our services. Inflation would not have a material effect on 1996 or 1997 net revenues and income from continuing operations and we do not expect that inflation will have a significant adverse effect to any business done in 1998.





                                 8
  The Company has continued on as an inactive entity, closing down operations in an orderly fashion. Operating costs have been cut and there is no staff. Cash expenditures had been deferred. In light of the condition of the operations of the Company, it was doubtful that the Company could continue as a going concern much longer without some outside help or reorganization. This is why the Company filed a petition for Chapter 11 on August 23, 1996. The Chapter 11 Reorganization Plan was confirmed on December 22, 1997. The Company is now active in business.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements and Financial
   Statement Schedules:

1. Financial Statements                                      Page

     Independent Auditors Report                               10

     Balance Sheets - December 31, 1997 and 1996               11

     Statements of Operations - years ended
      December 31, 1997, 1996 and 1995                         12

     Statements of Stockholder's Equity
      (Deficency) - years ended December 31, 1997,
      1996 and 1995                                            13

     Statements of Cash Flows - years ended
     December 31, 1997, 1996 and 1995                          14

     Notes to  Financial Statements                            15


  All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

                   INDEPENDENT AUDITORS' REPORT


To the Stockholders
General Devices, Inc.
King of Prussia, Pennsylvania


We have audited the accompanying balance sheet of General Devices, Inc. (a New Jersey corporation) at December 31, 1997 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Devices, Inc. at December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






                                COGEN SKLAR LLP



Bala Cynwyd, Pennsylvania
March 27, 1998

                       GENERAL DEVICES, INC.
                           BALANCE SHEET
                    DECEMBER 31, 1997 AND 1996

                                            1997        1996
                                                    (Unaudited)
     ASSETS

Current assets:
  Cash                                        25,043          15
  Accounts Receivable                             -           -
    Total current assets                      25,043          15

    Total assets                              25,043          15

     LIABILITIES & SHAREHOLDERS EQUITY

Pre-petition liabilities                          -    2,179,210
Current liabilities:
  Accounts Payable                             4,000          -
  Other accrued liabilities                       -          670
    Total current liabilities                  4,000   2,179,880

Long term debt:
  Other liabilities                               -           -

    Total liabilities                          4,000   2,179,880

Stockholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares, issued 4,964,421        49,644      40,969
   and 4,096,923 issued at December 31,
   1997 and 1996 respectively
  Capital in excess of par value           2,032,955   1,998,255
  Retained earnings                       (2,000,077) (4,157,610)

                                              82,522  (2,118,386)

Less:
  Treasury stock at cost, 20,300 shares   (   61,479) (   61,479)

    Total shareholders equity (deficit)       21,043  (2,179,865)

    Total liabilities and shareholders
     equity (deficit)                         25,043          15


See notes to Financial Statements

                       GENERAL DEVICES, INC.
                    STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997      1996      1995
                                                  (Unaudited)
Net sales                               -         -         -

Operating expenses
  Cost of sales                         -         -         -
  General and administrative           5,551    13,903    16,708

Operating profit (loss)              ( 5,551) ( 13,903) ( 16,708)

Other expenses
  Interest                              -     ( 90,957) (139,100)
  Miscellaneous income                  -          352   220,924

Profit (loss) before
  extraordinary item                 ( 5,551) (104,508)    65,116

Extraordinary item
 Discharge of indebtedness in
 bankruptcy                        2,163,084      -          -


Net profit (loss)                  2,157,533   (104,508)   65,116



Per Share
  Profit (loss) before
   extraordinary item                   -        (0.03)     0.02
  Extraordinary item                    0.53       -         -


Net profit (loss) per share             0.53     (0.03)     0.02



See notes to Financial Statements

                       GENERAL DEVICES, INC.
            STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
                   YEAR ENDED DECEMBER 31, 1997
        YEARS ENDED DECEMBER 31, 1996 AND 1995 (UNAUDITED)
                (IN THOUSANDS, EXCEPT FOR SHARES)


Capital in


       Common  Stock
   Excess of    Accum   Treasury

    Shares  Amount  Par Value   Deficit
 Stock   Total


Balance - Dec 31, 1994  4,096,923   41      1,998     (4,118)    (61) (2,140)

  Net profit                                              65              65

Balance - Dec 31, 1995  4.096,923   41      1,998     (4,053)    (61) (2,075)

  Net loss                                              (105)           (105)

Balance - Dec 31, 1996  4,096,923   41      1,998     (4,158)    (61) (2,180)

  Issuance of additional

common stock            500,000    5         20                         25

  Issuance of stock for
  debt in connection
  with bankruptcy         367,498    3         15                         18

  Net profit                                           2,158           2,158

Balance - Dec 31, 1997  4,964,421   49      2,033     (2,000)    (61)     21



See notes to Financial Statements

                             GENERAL DEVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                                              (Unaudited)

                                              1997           1996        1995

Cash flows from operating activities
  Net income (loss)before extraordinary
   item                                      5,551        (104,508)    65,116
  Extraordinary item                     2,163,084            -           -
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities
     Extraordinary item                 (2,167,084)            -           -
   Increase (decrease) in other
    liabilities                              9,579         104,503    (65,200)


   Net cash provided (used) by
    operations                                  28              (5)       (84)

Cash flows from financing activities
  Issuance of capital stock                 25,000             -           -

Increase (decrease) in cash beginning       25,028              (5)       (84)

Cash - Beginning of year                        15              20        104

Cash - End of year                          25,043              15         20

Supplemental disclosures of cash
  flow information

   Cash paid during the year for:

      Interest                                  -               -          -

      Income taxes                              -               -          -

Supplemental disclosure of noncash
  financing activities

   Issuance of common stock in
    satisfaction of debt                    18,375              -          -

See notes to Financial Statements
                                         14







GENERAL DEVICES, INC.
                                 N
OTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

General Devices was engaged in the business of providing contract technical services principally in the areas of experienced engineering, scientific and technical personnel to a variety of businesses. During 1997, 1996 and 1995, it has been inactive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, results could differ from those estimates.

Income Taxes

The company reports income taxes under Financial Accounting
Standards 109. However, the income tax benefits of any loss carryover has been fully reserved.

Income (Loss) Per Share

Effective year ended December 31, 1997, the company adopted SFAS No. 128, "Earnings Per Share" (EPS). This statement establishes standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 was effective for financial statementd issued for periods ending after December 15, 1997 and requires restatement of the prior years' earnings per share.

Prior year amounts for net loss per common share were recomputed in accordance with SFAS No. 128; however, such recomputed
amounts were unchanged from those previously reported.
                                15





                       GENERAL DEVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1996 AND 1995

Basic earnings (loss) per share include the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted earnings (loss) per share are the same.

Recently Issued Accounting Standards

During June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components. The reporting and display requirements of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997.
The Company intends to comply with this statement for its year ended December 31, 1998.

During June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and related disclosures about products and services, geographic areas and major customers.
The reporting and disclosure requirements of SFAS No. 131 are effective for periods beginning after December 15, 1997. The Company presently intends to comply with this statement for its year ended December 31, 1998.

NOTE 2 - EXTRAORDINARY ITEM

On August 23, 1996, the Company filed a petition for bankruptcy and on December 22, 1997, the United States Bankruptcy Court for the Eastern District of Pennsylvania approved the Company's plan of reorganization. Under the plan all general creditor and debenture bond claims amounting to $1,837,201 were converted into 367,498 shares of common stock valued at $.05 per share or $18,375 with the balance of $1,818,826 shown as an extraordinary item.

In prior years, the Company recorded reserves for liabilities for which claims were not filed and were discharged in bankruptcy. These claims of $347,981 less legal fees of $4,000 are shown as an extraordinary item for the year ended December 31, 1997.

                       GENERAL DEVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1996 AND 1995


NOTE 2 - EXTRAORDINARY ITEMS (continued)

Interest on debentures for the year ended December 31, 1997 has not been shown since all interest ceased on the filing of the petition in bankruptcy.

NOTE 3 - PLAN OF REORGANIZATION

The Company's confirmed plan of reorganization provided for the following:

Creditors and Debenture Holders

Class 1 priority creditors to receive payment in full. $4,000 of legal fees has been shown in accounts payable.

Class 2 creditors - other claims received 200 shares of common stock for each $1,000 of claim. There was issued 25,994 shares of common stock valued at $1,300 for $129,681 of debt.

Class 3 creditors, the debenture holders, received 368 shares in full payment for each debenture held, based on $1,000 principal and $840 interest or a $1,840 claim. There was issued 341,504 shares of common stock valued at $17,075 issued for $1,707,520 Class 3 claims.

Class 4 - the stockholders will retain their interest without alteration.

In summary 367,498 shares of common stock were issued with a value of $.05 or $18,375 in satisfaction of $1,837,488 of debt.

Resumption of Operations

By agreement, 500,000 shares of common stock were issued to a small investors group for $25,000 to be used for restart working capital.

The Company did not meet the criteria for fresh-start reporting.
Accordingly the forgiveness of debt is reported as an extraordinary item.

                       GENERAL DEVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1997, 1996 AND 1995

  NOTE 4 - COMMON STOCK OPTIONS

On September 12, 1990, the Board of Directors approved a non-qualified stock option plan authorizing the issuance of options for 250,000 shares of common stock at market value.

During the five years ended December 31, 1997, no options were granted or exercised. At December 31, 1997 no options were outstanding.

NOTE 5 - INCOME TAXES

There are are no significant temporary differences between the financial statements and tax reporting purposes.

At December 31, 1997 and 1996, the Company had net operating loss carryovers of approximately $600,000 and $2,800,000 and general business credit carryovers of approximately $100,000 and $100,000 available to reduce future federal income tax payable. The tax benefit of these carryovers of approximately $300,000 and $900,000 has been fully reserved and are not reflected in the financial statements.

NOTE 6 - LEASES

The Company has no outstanding leases. Rent expense for 1997, 1996, and 1995 was $2,010, $2,010, and $2,010.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company's president has served without salary during the years 1997, 1996 and 1995. In addition, he has advanced the Company funds to pay operating expenses of approximately $5,000 per year. This loan due the president was discharged in bankruptcy.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICER OF THE COMPANY

                 INFORMATION CONCERNING DIRECTORS

  Theodore A. Raymond, age 70, has been a Director since 1976.
He has been President and Chief Executive Officer since 1976. He is a control person.

             INFORMATION CONCERNING EXECUTIVE OFFICERS

  G. William Raum, age 58, was named Assistant Treasurer in 1989.
In 1990 he was name Secretary/Treasurer and in 1991 Vice
President. He was with the Accounting Department since 1974. He owns 500 Shares of the common stock of the Company.

Item 11.  EXECUTIVE COMPENSATION

                REMUNEREATION OF EXECUTIVE OFFICERS

  There was no remuneration paid to any officer or director in 1997, 1996, 1995, 1994 or 1993. In 1992, none of the five most highly compensated executive officers exceeded $60,000 in remuneration.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The following table sets forth at March 3, 1997, the Company's common stock beneficially owned by Theodore A. Raymond, the only person known to be the beneficiaaowner of more than 5% of the outstanding shares of common stock together with his address. The table shows ownership by Directors and Officers.

                                                    Percentage of
                                Number of Shares     Common Stock
     Name                       of common stock      Outstanding

Theodore A. Raymond                1,349,460             27.29


All Officers and Directors
 as a group                        1,349,960             27.30
 (2 persons)




To the Company's knowledge, the stockholders listed above do not share voting or investment power with respect to any shares of common stock owned by them.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Starting October 1991, the Company commenced selling accounts receivable with recourse to a corporation owned by Mr. Raymond. There was no proceeds from the sales of such accounts receivable during 1997, 1996 or 1995. When receivables were sold it was at a discount rate of 2.5%. At December 31, 1997, there were no receivables outstanding.

  On January 13, 1992, T. A. Raymond, Inc., owned by Mr. Raymond, advanced $25,000 to the Company and received a one year 10% mortgage on which the Company's undeveloped land was the collateral. In March of 1993, T. A. Raymond, Inc. called the note and took over the deed of the land in lieu of foreclosure.

          PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1)   The following financial statements are included in Part
          II, Item 8:

                                                             Page

Independent Auditors Report                                    10

Financial Statements:

  Balance Sheets, December 31, 1997 and 1996                   11

  Statements of Operations - years ended
   December 31, 1997, 1996, and 1995                           12

  Statements of Stockholders Equity (Deficiency)
   years ended December 31, 1997, 1996 and 1995                13

  Statements of Cash Flows - years ended
   December 31, 1997, 1996 and 1995                            14

  Notes to Financial Statements

(b)  Reports on Form 8-K

     A report on Form 8-K was filed by the registrant during the last quarter of the period covering the confirmation of the Chapter 11 Reorganization*

     *Incorporated by reference

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

                                      GENERAL DEVICES, INC.


By:                              By:
    G. William Raum                  Theodore A. Raymond
    Secretary/Treasurer              President

Date: March 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1034, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


By:                              By:
    Theodore A. Raymond              G. William Raum
    Director, March 10, 1998         Secretary/Treasurer