Form 10-Q
period 1998-03-31
GENERAL DEVICES INC
filed 1998-05-14
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                 FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        March 31, 1998
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

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,964,421

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Balance Sheet
             March 31, 1998 (unaudited) and
             December 31, 1997 (audited)                      II-4

             Statement of Operations for
             Three months ended March 31, 1998
             and 1997 (unaudited)                             II-5


             Condensed Statement of Changes in
             Financial Position Three months
             ended March 31, 1998 and 1997
             (unaudited)                                      II-6

             Notes to Condensed Financial
             Statements (unaudited)                           II-7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-9
   Item 6.  Exhibits and Reports on Form 8-K                  II-9

                            GENERAL DEVICES, INC.
                               BALANCE SHEET
                                 (Unaudited)

                                                  March 31      December 31
                                                    1998           1997
                                                 (unaudited)

ASSETS

Current assets:
  Cash                                           20,558             25,043
  Accounts Receivable                                 -                  -
    Total current assets                         20,558             25,043

    Total assets                                 20,558             25,043

  LIABILITIES & SHAREHOLDER EQUITY

Current liabilities:
  Accounts payable                                4,000              4,000
  Other accrued liabilities                         -                  -


    Total current liabilities                     4,000              4,000

Long term debt:
    Other Liabilities                                 -                  -

    Total liabilities                             4,000              4,000

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,964,421           49,644             49,644
  Capital in excess of par value              2,032,955          2,032,955
  Retained earnings                          (2,004,562)        (2,000,077)


                                                 78,037             82,522

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity                    16,558             21,043

    Total liabilities and stockholder
     equity                                      20,558             25,043


Note: The balance sheet of December 31, 1997 has been taken from the audited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                          STATEMENT OF OPERATIONS
                                 (Unaudited)


                               Three Months Ended
                                       March 31
                                  1998         1997


Net Sales                     $   -       $    -
Operating expenses
  Cost of sales                   -            -
  Selling, general and
   administrative              (4,485)     (1,266)

Operating Gain (Loss)          (4,485)     (1,266)

Other income and (expense)
  Interest expense                -            -
  Miscellaneous income            -            -

Gain (loss) from
 continuing operations         (4,485)     (1,266)


Net gain (loss) per share      (0.001)     (0.001)

Dividends                       None        None

Average weighted number of
 shares outstanding          4,964,421   4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
                      CONDENSED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                   Three Months Ended

                                                       March 31
                                                   1998          1997

Cash flow from operating activities:
  Net income (loss)                            $( 4,485)      $(  1,266)

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -              -
     receivable

    (Increase) decrease in other assets              -              -

    Increase (decrease) in accounts
     payable and accrued expenses                    -              -

    Increase (decrease) in other
     liabilities                                     -            1,267


    Total adjustments                                -            1,267

    Net cash provided (used) by operations      ( 4,485)              1

Net increase (decrease) in cash
    and cash equivalents                        ( 4,485)              1

    Cash and cash equivalents - beginning        25,043              16

    Cash and cash equivalents - end              20,558              17


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Financial Statements

   The condensed balance sheet as of March 31, 1998, the condensed statement of operations for the three months ended March 31, 1998 and 1997 and the condensed statement of cash flow for the three months ended, have been prepared by the Company without audit.
   In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


2. Shareholders Equity

   During the three months ended March 31, 1998 shareholders equity decreased due to the following items: net loss of $4,485 on operations.

                   Management's Discussion and Analysis of
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Sales

As in last year's first quarter there were no operational sales or revenue in the first quarter. There is nothing at all to compare to the same period last year or the year before.

Operating Cost and Expenses

There are very few administrative expenses. At present, there is no administrative payroll. There are no paid employees of the Company. As of the date of the Confirmation of the Reorganization, administrative activity that need to be accomplished in order to "Restart" the operations of the Company are performed by the Treasurer and President without pay, to enable an orderly transition. New business is being canvassed by consultants who are on a commission basis. The SEC reports and tax filings are all being done in a timely manner. The monthly report to the Court and the Trustee as well. The quarterly fees are being paid on time to the U. S. Trustee.

Interest Expenses

We had no operational developed receivables in 1998 so far, as we had none in 1997. There was no interest paid or accrued during this period.

Income Taxes

There were no provisions made for taxes on income in the first 3 months of 1998.

At December 31, 1997, the Company had net operating loss carryovers for federal income tax purposes of approximately $600,000 and general business credit carryovers of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2010.

Liquidity and Capital Reserves

At March 31, 1998 the Company had working capital of $20,558 versus working capital of $25,043 at December 31, 1997, a decrease of $4,485 in working capital. Net income (loss) for the first 3 months of 1998 amounted to ($4,485). The decrease in working capital resulted primarily from loss from operations. Working capital was positive at both
December 31, 1997 and on March 31, 1998.

  The confirmation of our reorganization plan has put the Company in the position to become completely solvent. The Company has no debt and no outstanding borrowing with banks. The small group of investors investing $25,000 in the Company gave the Company a modest working capital fund to restart operations in the first quarter of 1998.

  The creditors have all been paid in full. The claims were all satisfied by an exchange of common stock equity.

  As General Devices, Inc. starts to supply staff to projects, the Company will be looking to finance this new payroll either through a line of credit with our bank or with the Accounts Receivable Financial firm that specializes in lending to staffing firms such as General Devices, Inc.

  The Company has no market risk sensitive investemnts at the end of the first quarter of 1998.

  There has been no capital expenditures made in the first quarter of 1998.

  The Company, being fully active as a going concern, expects to generate sales and revenues before the end of the second quarter of 1998.


Part II - Other Information

Item 1. - Legal Proceedings

          None

Item 2.   Change in Securities

          None

Item 5. - Other Information

          None

Item 6. - Exhibits and Reports on Form 8K

          (a) An Exhibit 27, Financial Data Schedule, is attached as an exhibit

                                 SIGNATURES





        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   GENERAL DEVICES, INC.





Dated: May 11, 1998               By:(S)



                                      Theodore A. Raymond
                                      President