Form 10-Q
period 1998-06-30
GENERAL DEVICES INC
filed 1998-08-17
CIK 40528

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549


                                 FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarter Ended        June 30, 1998
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

                              Yes   X       No

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

                                   Common Stock
                                   $.01 Par Value
                                   Shares Outstanding: 4,964,421

                            GENERAL DEVICES, INC.


                                    INDEX


                                                             Page
                                                            Number



Part I  - Financial Information

   Item 1. Financial Statements
             Condensed Balance Sheet
             June 30, 1998 (unaudited) and
             December 31, 1997 (audited)                      II-4

             Statement of Operations for
             Three months and six months ended
             June 30, 1998 and 1997 (unaudited)               II-5

             Condensed Statement of Changes in
             Financial Position Six months
             ended June 30, 1998 and 1997
             (unaudited)                                      II-6

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

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                         II-8

Part II - Other Information

   Item 1.  Legal Proceedings                                 II-9
   Item 2.  Changes in Securities                             II-9

   Item 5.  Other Information                                 II-9
   Item 6.  Exhibits and Reports on Form 8-K                  II-9

                            GENERAL DEVICES, INC.
                               BALANCE SHEET
                                 (Unaudited)

                                                   June 30      December 31
                                                    1998           1997
                                                 (unaudited)

ASSETS

Current assets:
  Cash                                           14,229             25,043
  Accounts Receivable                                 -                  -
    Total current assets                         14,229             25,043

    Total assets                                 14,229             25,043

  LIABILITIES & SHAREHOLDER EQUITY

Current liabilities:
  Accounts payable                                4,000              4,000
  Other accrued liabilities                         -                  -


    Total current liabilities                     4,000              4,000

Long term debt:
    Other Liabilities                                 -                  -

    Total liabilities                             4,000              4,000

Shareholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares. issued 4,964,421           49,644             49,644
  Capital in excess of par value              2,032,955          2,032,955
  Retained earnings                          (2,010,891)        (2,000,077)


                                                 71,708             82,522

Less:
  Treasury stock at cost, 20,300 shares      (   61,479)        (   61,479)


    Total shareholders equity                    10,229             21,043

    Total liabilities and stockholder
     equity                                      14,229             25,043


Note: The balance sheet of December 31, 1997 has been taken from the audited financial statements at that date and condensed.

                            GENERAL DEVICES, INC.
                          STATEMENT OF OPERATIONS
                                 (Unaudited)


                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                                  1997      1998        1997    1998


Net Sales                     $ 1,403     $    -    $ 1,403      -
Operating expenses
  Cost of sales                 1,275          -      1,275      -
  Selling, general and
   administrative              (5,015)     (1,412)   (9,500)   (2,678)


Operating Gain (Loss)          (4,887)     (1,412)   (9,372)   (2,678)

Other income and (expense)
  Interest expense                -            -
  Miscellaneous income            -            -

Gain (loss) from
 continuing operations         (4,887)     (1,412)   (9,372)   (2,678)


Net gain (loss) per share      (0.001)    (0.0003)   (0.002)  (0.0007)

Dividends                       None        None       None      None

Average weighted number of
 shares outstanding          4,964,421   4,076,623  4,964,421  4,076,623


The accompaning notes are an integral part of the financial statements.

                            GENERAL DEVICES, INC.
                      CONDENSED STATEMENTS OF CASH FLOW
                                 Unaudited)

                                                    Six Months Ended

                                                        June 30
                                                   1998          1997

Cash flow from operating activities:
  Net income (loss)                            $( 9,372)      $(  2,678)

    Depreciation and amortization                    -              -

  Changes in assets and liabilities:
    (Increase) decrease in accounts                  -              -
     receivable

    (Increase) decrease in other assets              -              -

    Increase (decrease) in accounts
     payable and accrued expenses                    -            2,695

    Increase (decrease) in other
     liabilities                                     -              -


    Total adjustments                                -            2,695

    Net cash provided (used) by operations      ( 9,372)             17

Net increase (decrease) in cash
    and cash equivalents                        ( 9,372)             17

    Cash and cash equivalents - beginning        20,558              15

    Cash and cash equivalents - end              14,229              32


Supplemental disclosures of cash flow
 information:
    Cash paid during the period for:
      Interest                                       -0-            -0-
      Income Taxes                                   -0-            -0-

                            GENERAL DEVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1. Condensed Financial Statements

   The condensed balance sheet as of June 30, 1998, the condensed statement of operations for the three months and six months ended June 30, 1998 and 1997 and the condensed statement of cash flow for the six months ended, have been prepared by the Company without audit.
   In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998 and for all periods presented have been made.

   Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.


2. Shareholders Equity

   During the six months ended June 30, 1998 shareholders equity decreased due to the following items: net loss of $9,372 on operations.

                   Management's Discussion and Analysis of
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Sales

At the end of the 2nd quarter, the Company showed its first operational sales and revenue in 5 years. This compared to no revenues experienced during this period last year or the year before.

Operating Cost and Expenses

There are very few administrative expenses. At present, there is no administrative payroll but there are three income producing field employees with us.

As of the date of the Confirmation of the Reorganization, administrative activity that needs to be accomplished in order to "Restart" the operations of the Company are performed by the Treasurer and President without pay, to enable an orderly transition. New business is being processed and canvassed by consultants who are on a commission basis. The SEC reports and tax filings are all being done in a timely manner, as was the monthly report to the Court and the Trustee. The quarterly fees were all paid on time to the U. S. Trustee.


Interest Expenses

We have had minimal receivables so far in 1998, but there were none in 1997. There has been no need to borrow so far in 1998 so there has been no interest paid or accrued.

Income Taxes

There were no provisions made for taxes on income in the first 6 months of 1998.

At December 31, 1997, the Company had net operating loss carryovers for federal income tax purposes of approximately $600,000 and general business credit carryovers of approximately $100,000. These losses and credits are available to reduce future income taxes, and will expire in various years through 2010.

Liquidity and Capital Reserves

At June 30, 1998 the Company had working capital of $14,229 versus working capital of $25,043 at December 31, 1997, a decrease of $10,814 in working capital. Net income (loss) for the first 6 months of 1998 amounted to ($9.372). The decrease in working capital resulted primarily from loss from operations. Working capital was positive at both
December 31, 1997 and on June 30, 1998.

  The confirmation of our reorganization plan has put the Company in the position to become completely solvent. The Company has no debt and no outstanding borrowing with banks. The small group of investors investing $25,000 in the Company gave the Company a modest working capital fund to restart operations in the first quarter of 1998.

  The creditors have all been paid in full. The claims were all satisfied by an exchange of common stock equity. The court was to enter the final decree and close the case in early August.

  As General Devices, Inc. starts to supply staff to projects, the Company will be looking to finance this new payroll either through a line of credit with our bank or with the Accounts Receivable Financial firm that specializes in lending to staffing firms such as General Devices, Inc. There has been no need to finance the modest amount of business generated so far but looks very much like we will be borrowing in the next few months.

  The Company has no market risk sensitive investemnts at the end of the second quarter of 1998.

   There has been no capital expenditures made in the second quarter of 1998.

  The Company, being fully active as a going concern, expects to generate additional sales and revenues during the second half of 1998.


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


                                   GENERAL DEVICES, INC.





Dated: August 6, 1998             By:(S)



                                      Theodore A. Raymond
                                      President