Form 10-K
period 1998-12-31
GENERAL DEVICES INC
filed 1999-03-30
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended                       Commission File
December 31, 1998                               Number 0-3125

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

                                 Yes   x      No
As of March 4, 1999 9,979,700 shares of common stock were outstanding and the aggreate market value of such shares (based on the average bid and asked prices of such stock) held by non-affiliates was approximately $95,000.

                                Table of Contents

                                     PART I
                                                            Page

Item  1. Business                                             1
Item  2. Properties                                           4
Item  3. Legal Proceedings                                    4
Item  4. Submission of Matters to a Vote of Security
         Holders                                              4

                                     PART II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                  5
Item  6. Selected Financial Data                              6
Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  7
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risks                                         9
Item  8. Financial Statements and Supplementary Data          9
Item  9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                 19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant  19
Item 11. Executive Compensation                              19
Item 12. Security Ownership of Certain Beneficial Owners
         and
 Mana
gement                                      20
Item 13. Certain Relationships and Related Transactions      21

                              PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                 21




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

  Effective April 14, 1990, the Company sold most of its technical services business, and certain operation assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd. to TAD Technical Services Corporation. The Company continues to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. It has been inactive however, and did file a Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganiztion plan on December 22, 1997, and issued a final decree on September 15, 1998.

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

  As of March 4, 1999, the Company's remaining operations consist of one administrative office, which since January 1, 1993 until the Company's Chapter 11 Reorganization Plan was confirmed on

                                 1
December 22, 1997, has had no active clients or revenues.  In
1998 there were two active clients and modest revenues. There were 4 active field employees. The Company is now operating as a going concern and expects revenues again in 1999.

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company's business had been separated in two segments: contract technical services and executive recruiting. After the 1990 sale of the services business, the Company's remaining operations consisted of one technical service office, a dormant operation in Germany (which was written off in 1991) and the executive recruiting business (which was sold in 1992). The Company was inactive from 1993 thru 1997. The Contract Technical Service business started up again in 1998 after the Company received confirmation of its reorganization.

  The Company was primarily engaged in the temporary placement of technical, clerical and computer personnel prior to the sale of most of its technical services division. For 1997, operations consisted of one inactive technical service office. In 1989, the Company employed an average of approximately 1,000 persons. In 1990, after the sale of most of the technical services business, the Company employed approximately 35 persons as it did in 1991. In 1992, the Company employed an average of only 6 persons throughout the year and employed no one from, 1993 thru 1997.
The Company employed 4 field personnel in 1998. The Company had $28,540 in revenues in 1998. The Company has but one segment of business at present, the Engineering Service and Placement Business.


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

  In the contract technical services industry, the Company provided temporary, experienced engineering, scientific and other technical personnel to a wide variety of business in the Eastern United States. Total domestic and foreign technical services revenues on an historical basis amounted to (NONE) from 1993 thru 1997 and there was $28,540 in revenues during 1998.

  During 1992 and 1991, the defense and aerospace (aircraft, missiles, weapons systems), electronics, communications and computer industries were among the more important industries utilizing the Company's contract technical personnel. We supplied no one from 1993 thru 1997. In 1998, the Company supplied 4 computer orientated personnel.

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

  The duration of assignments varies from a few months to several years for major defense, aerospace, communications, computer and information technology projects. Emloyees work at the client's facilities. Technical employees are either selected by the client on the basis of resumes and other background information supplied by the Company, or the client relies on the Company to select the particular individual.

  In all cases, the Company's technical employees worked under the client's direction and supervision. The Company understands that the contract technical service industry generally takes the position that any liability for the quality of the employee's performance rests with the client and is not aware that this position has ever been challenged.

  From 1993 thru 1997, the Company had no sales. In 1992, the Company had sales to one customer, the Boeing Company, which constituted 46% of technical service sales. In 1998 the Company had sales to just two clients which constituted 100% of sales.

  The Technical services industry operates in a highly competitive environment dominated by large manufacturing customers. A majority of technical service business is obtained by competitive bidding. There are about fifty national suppliers of technical personnel with revenues in excess of $500 million. A large number of suppliers and the low cost of entry has led to very competitive bidding on most contracts. The new year again looks promising to the industry, mainly because of the deep shortage of technical help. In addition, extensive cutbacks and downsizing in not just the defense sector but all industries that use our type of staffing services has caused a demand for technical personnel. All these companies now encourage using temporary help or outplacing when new hiring is needed. The "IT" or Information Technology segment of our industry is especially in need, because of a shortage of Technical personnel.

                        FOREIGN OPERATIONS

  The Company has no foreign operations at present.



Item 2.  PROPERTIES

  The Company owns no real property at this time.



Item 3.  LEGAL PROCEEDINGS

  All legal proceedings of the past have been litigated and settled. At present, the Company has no ongoing legal proceedings. The Chapter 11 Reorganization was issued a final decree and was closed on September 15, 1998. All other legal problems have been settled or abandoned.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

                    1997                 1998

                High     Low         High     Low

1st Quarter    .0001    .0001       .005     .0001

2nd Quarter    .0001    .0001       .005     .005

3rd Quarter    .0001    .0001       .005     .005

4th Quarter    .0001    .0001       .005     .005.

         (c)  As of March 4, 1999, the Company has approximately
3,500 stockholders of which approximately 1,500 were in the name of nominee (street name).

Item 6.  SELECTED FINANCIAL INFORMATION (UNAUDITED)

DOLLARS IN THOUSANDS                          YEARS ENDED DECEMBER 31,
  (Except per share amounts)         1998     1997     1996    1995     1994

RESULTS OF OPERATIONS
  Revenues - total operations           29        0         0      0        0
  Revenues - discontinued operations     0        0         0      0        0
  Revenues - continuing operations      29        0         0      0        0

  Earnings (loss) from continuing
  operations                           (16)      (5)     (105)    65     (140)

  Earnings (loss) from discontinued
   operations                             -       -         -      -        -

  Gain (loss) on disposal of
   discontinued operations                -       -         -      -        -

  Gain (loss) before extraordinary
   credits                                -      (5)        -      -        -

  Gain from discharge of
   indebtedness in bankruptcy             -    2163         -      -       -

  Net Earnings (loss)                  (16)    2158      (105)    65     (140)

  Gain (loss) per share from
   continuing operations                  -       -      (.03)   .01     (.03)

  Loss per share before
   extraordinary credits                  -       -         -      -        -

  Extraordinary credits per share         -     .53         -      -        -

  Net earnings (loss) per share           -     .53      (.03)  (.01)    (.03)

FINANCIAL CONDITION
  Working capital (deficit)              7       25     (2180) (2631)   (2696)
  Total assets                           7       25         -      -        -
  Short-term and current portion
   of long term debt                     2        4      2179    928      926
  Long-term debt                          -       -         -      -        -
  Stockholders equity (deficit)          5       21     (2180) (2631)   (2696)

No dividends have been paid

Item 7.  MANAGEMENT DISCUSSION ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Results of Operations
    1998 vs. 1997

  General Devices, Inc. became active again in the 2nd half, producing $28,540 in revenues versus none in 1997. Profits were a small loss in 1998 on just 4 field employees. There were no staff employees. In 1997 there were no field or staff employees and with no revenues, or profits. The Secretary and the President again donated their time to keep the Company organized and administratied legal, tax and SEC requirements as they did in 1997.

  Operating expenses were still minimal without any staff employees.

  There was no interest expense in 1998, as there was none in 1997.

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

  The company operated as a "Debtor in possession".The administrative responsibilities of the Chapter 11 Reorganization were carried out in a timely manner. The Reorganization plan was Confirmed on December 22,1997.The Creditors were then all paid in full per the conditions of the Reorganization Plan.


Liquidity and Capital Resources

  The Company's working capital and current ratio at December 31, in each of the past three years were:

                                  1998        1997        1996
Working Capital (deficit)
    (in thousands)                 $  5        $  21      ($2180)

Current ratio                   2 to 1        6 to 1   .001 to 1

  The $15,807 decrease in working capital from 1997 to 1998 resulted from the use of the working capital we had to fund the small operating losses the Company had.

  There were no capital expenditures in 1998 or 1997.

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

  The Company is engaged in a highly competitive business which is very labor intensive and its services generally are priced in a close relationship to direct labor costs. To the extent permitted by the competitive nature of the business, increases in direct labor, costs are passed on to clients by increasing fees for our services. Inflation did not have a material effect on 1997 or 1998 net revenues and income from continuing operations and we do not expect that inflation will have a significant adverse effect to any business done in 1999.

  The Company has continued on as an active entity, operating costs are minimal and there is still no staff. There are few expenses. The Company is now active in business however.

Year 2000 Issues

  The Company has reached the determination that year 2000 issues will not materially affect General Devices, Inc. In its present mode, the Company has no vendors or suppliers that are not compliant. It has no clients or customers that are non-compliant. Our payroll service, our accounting firm and our interface with the SEC, EDGAR is compliant. We have no debt, no

                                8
no debt securities, insurances, mortgages, or bank debt that may affect the Company.

ITEM 7A.  QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS

  The Company had no market risk sensitive investments at the end of its fiscal year ended December 31, 1998.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements and Financial
   Statement Schedules:

1. Financial Statements                                      Page

     Independent Auditors Report                               10

     Balance Sheets - December 31, 1998 and 1997               11

     Statements of Operations - years ended
      December 31, 1998, 1997 and 1996                         12

     Statements of Stockholder's Equity
      (Deficency) - years ended December 31, 1998,
      1997 and 1996                                            13

     Statements of Cash Flows - years ended
     December 31, 1998, 1997 and 1996                          14

     Notes to  Financial Statements                            15


  All schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.










                                 9






                   INDEPENDENT AUDITORS' REPORT


To the Stockholders
General Devices, Inc.
King of Prussia, Pennsylvania


We have audited the accompanying balance sheets of General Devices, Inc. (a New Jersey corporation) at December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Devices, Inc. at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                COGEN SKLAR LLP



Bala Cynwyd, Pennsylvania
March 5, 1999








                                10


                       GENERAL DEVICES, INC.
                          BALANCE SHEETS
                    DECEMBER 31, 1998 AND 1997

                                               1998        1997

     ASSETS

Current assets:
  Cash                                         7,237      25,043


    Total assets                               7,237      25,043

     LIABILITIES & SHAREHOLDERS EQUITY


Current liabilities:
  Accounts Payable                             2,000       4,000

    Total current liabilities                  2,000       4,000



    Total liabilities                          2,000       4,000

Stockholders equity:
  Common stock $.01 par value: authorized
   10,000,000 shares, issued 4,964,421
   at December 31, 1998 and 1997              49,644      49,644

  Capital in excess of par value           2,032,955   2,032,955
  Accumulated Deficit                     (2,015,883) (2,000,077)

                                              66,716      82,522

Less:
  Treasury stock at cost, 20,300 shares       61,479      61,479

    Total shareholders equity                  5,237      21,043

    Total liabilities and shareholders
     equity                                    7,237      25,043


See notes to Financial Statements

                                11





                       GENERAL DEVICES, INC.
                    STATEMENTS OF OPERATIONS
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      1998      1997      1996
                                                      (Unaudited)

Revenue                              $28,540      -         -

Operating expenses
  Cost of sales                       26,764      -         -
  General and administrative          17,582     5,551    13,903

Operating profit (loss)              (15,806)   (5,551)  (13,903)

Other expenses
  Interest                              -         -     ( 90,957)
  Miscellaneous income                  -         -          352

Loss before
  extraordinary item                 (15,806)   (5,551) (104,508)


Extraordinary item
 Discharge of indebtedness in
 bankruptcy                             -     2,163,084      -


Net Income (loss)                    (15,806) 2,157,533 (104,508)





Per Share
  Income (loss) before
   extraordinary item                    -         -       (0.03)
  Extraordinary item                     -         0.53      -


Net Income (loss) per share              -         0.53    (0.03)



See notes to Financial Statements






                                12


                       GENERAL DEVICES, INC.
              STATEMENTS OF STOCKHOLDERS'EQUITY
           YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT FOR SHARES)



Capital in


       Common  Stock
   Excess of    Accum   Treasury

    Stock   Amount  Par Value   Deficit
 Stock   Total


Balance - Jan 1, 1996   4,096,923   41      1,998     (4,053)    (61) (2,075)

  Net loss                      -    -          -       (105)      -    (105)

Balance - Dec 31, 1996  4.096,923   41      1,998     (4,158)    (61) (2,180)
(unaudited)


  Issuance of additional

common stock            500,000    5         20                         25

  Issuance of stock for
  debt in connection
  with bankruptcy         367,498    3         15                         18

  Net Income                    -    -          -      2,158       -   2,158

Balance - Dec 31, 1997  4,964,421   49      2,033     (2,000)    (61)     21

  Net loss                                               (16)            (16)

Balance - Dec 31, 1998  4,964,421   49      2,033     (2,016)    (61)      5

See notes to Financial Statements
















                                       13





                           GENERAL DEVICES,INC.
                        STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31,1998,1997 and 1996


                                              1998           1997        1996
                                                                     Unaudited

Cash flows from operating activities
  Net Loss before extraordinary
   item                                    (15,806)         (5,551)  (104,508)
  Extraordinary item                           -         2,163,084        -
  Adjustments to reconcile net Loss
   to net cash from operating
   activities
     Extraordinary item                        -        (2,167,084)        -
   Increase (decrease) in other
    liabilities                             (2,000)          9,579    104,503


   Net cash provided by (used in)
    operating activities                   (17,806)             28         (5)

Cash flows from financing activities
  Issuance of capital stock                    -            25,000         -

Increase (decrease) in cash                (17,806)         25,028         (5)

Cash - Beginning of year                    25,043              15         20

Cash - End of year                           7,237          25,043         15

Supplemental disclosures of cash
  flow information

   Cash paid during the year for:

      Interest                                  -               -          -

      Income taxes                              -               -          -

Supplemental disclosures of noncash
  financing activities

   Issuance of common stock in
    satisfaction of debt                        -           18,375         -

See notes to Financial Statements

                                        14





GENERAL DEVICES, INC.
                                 N
OTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

General Devices is engaged in the business of providing contract technical services principally in the areas of experienced engineering, scientific and technical personnel to a variety of businesses. During 1997 and 1996,it was inactive.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, results could differ from those estimates.

Income Taxes

The company reports income taxes under Statement of Financial
Accounting Standard (SFAS) No. 109. However, the income tax benefits of any loss carryover has been fully reserved.

Income (Loss) Per Share

The Company reports income (loss) per share under SFAS No. 128. Basic income(loss) per share include the weighted average number of common shares outstanding during the year. Diluted income
(loss) per share include the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted income (loss) per share are the same.










                                 15







                       GENERAL DEVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                DECEMBER 31, 1998, 1997 AND 1996

Comprehensive Income

The Company adopted SFAS No. 130 "Reporting Comprehensive Income" beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, no seperate statement of comprehensive income has been presented.







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








                                 16





                       GENERAL DEVICES, INC.
                 NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1997 AND 1996





NOTE 3 - PLAN OF REORGANIZATION

The Company's confirmed plan of reorganization provided for the following:

Creditors and Debenture Holders

Class 1 priority creditors to receive payment in full. $4,000 of legal fees has been shown in accounts payable.

Class 2 creditors, other claims received 200 shares of common stock for each $1,000 of claim. There was issued 25,994 shares of common stock valued at $1,300 for $129,681 of debt.

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



                                17






                       GENERAL DEVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 1998, 1997 AND 1996

 NOTE 4 - COMMON STOCK OPTIONS

On September 12, 1990, the Board of Directors approved a non-qualified stock option plan authorizing the issuance of options for 250,000 shares of common stock at market value.

During the five years ended December 31, 1998, no options were granted or exercised. At December 31, 1998 no options were outstanding.

NOTE 5 - INCOME TAXES

There are no significant temporary differences between the financial statements and tax reporting purposes.

At December 31, 1998 and 1997, the Company had net operating loss carryovers of approximately $600,000 and $600,000 and general business credit carryovers of approximately $100,000 and $100,000 available to reduce future federal income tax payable. The carryovers expire from 2003 to 2011. The tax benefit of these carryovers of approximately $300,000 and $300,000 has been fully reserved and are not reflected in the financial statements.


NOTE 6 - LEASES

The Company has no outstanding leases. Rent expense for 1998, 1997, and 1996 was $3,600,$2,010 and$2,010.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company's president has served without salary during the years 1998, 1997 and 1996. In addition,in 1997 and 1996 he advanced the Company funds to pay operating expenses of approximately $5,000 per year.This loan due the President was discharged in Bankruptcy.

NOTE 8 - SUBSEQUENT EVENT

On February 17, 1999, the Company issued 5,035,579 shares of stock to three private investors for $100,712. The issuance of the shares give these three private investors 50.5% of the outstanding shares.


                                 18



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             PART III

Item 10. DIRECTORS,EXECUTIVE OFFICERS AND CONTROL PERSONS

                 INFORMATION CONCERNING DIRECTORS

Theodore A. Raymond, age 71, has been a Director since 1976.
He has been President and Chief Executive Officer since 1976. He is a control person.

             INFORMATION CONCERNING EXECUTIVE OFFICERS

G. William Raum, age 59, was named Assistant Treasurer in 1989.
In 1990 he was named Secretary/Treasurer and in 1991 Vice
President. He was with the Accounting Department since 1974. He owns 4086 Shares of the common stock of the Company.

Item 11.  EXECUTIVE COMPENSATION

                REMUNERATION OF EXECUTIVE OFFICERS

There was no remuneration paid to any officer or director from 1993 through 1998. In 1992, none of the five most highly compensated executive officers exceeded $60,000 in remuneration.
















                             19





Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The following table sets forth the beneficial ownership of Common Stock of the Company as of March 4, 1999, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:
                                Number of Shares    Percentage of
Name and Address                of Common Stock     Common Stock
of Beneficial Owner             Beneficially Owned   Outstanding

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406            1,199,460(1)        12.01%

Asset Value Fund Limited Partnership
376 Main Street - P.O. Box 74
Bedminster, NJ 07921                 2,575,579(2)(3)     25.81%

MYFM Capital, LLC
700 Scarsdale Avenue
Scarsdale, NY 10583                  2,000,000(3)        20.04%

Parklane Associates, LP
3103 Philmont Avenue
Huntington Valley, PA 19006            500,000(3)         5.01%

G. William Raum
7433 Brimway Lane
Reading, PA 19606                        4,056               *

All Directors and
officers as a group
(2 Persons)                          1,203,546           12.05%

*Represents less than one percent.

(1)Includes 154,287 shares owned by Mr.Raymond's daughter, Lisa Raymond,includes 29,288 shares owned by Mr.Raymond's daughter,Stefanie Raymond,includes 10,785 shares owned by T.A.Raymond,Inc.,a chapter S Corporation owned by Mr. and Mrs. Raymond.Mr.Raymond disclaims beneficial ownership of all the foregoing shares.




                                 20





(2) Includes 40,000 shares owned by a customer of T.R. Winston, which is managed by Asset Value. Asset Value disclaims beneficial ownership of these shares.

    (3) Based on information contained in a schedule 13D dated
February 25, 1999.

   Item 13.  .CERTAIN RELATIONSHIPS AND  RELATED TRANSACTIONS

  On January 13, 1992, T.A. Raymond, Inc., owned by Mr. Raymond, advanced $25,000 to the Company and received a one year 10% mortgage on which the Company's undeveloped land was the collateral. In March of 1993, T.A Raymond, Inc. called the note and took over the deed of the land, in lieu of foreclosure.


                              PART IV

Item 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1)   The following financial statements are included in Part
          II, Item 8:
                                                             Page

Independent Auditors Report                                    10

Financial Statements:

  Balance Sheets, December 31, 1998 and 1997                   11

  Statements of Operations - years ended
   December 31, 1998, 1997 and 1996                            12

  Statements of Stockholders Equity (Deficiency)
   years ended December 31, 1998, 1997 and 1996                13

  Statements of Cash Flows - years ended
   December 31, 1998, 1997 and 1996                            14

  Notes to Financial Statements                                15

(b)  Reports on Form 8-K

     NONE

(c) Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes.




                                                       21


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL DEVICES, INC.


By: (S)                          By: (S)
    G. William Raum                  Theodore A. Raymond
    Secretary/Treasurer              President

Date: March 8, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


By: (S)                          By: (S)
    Theodore A. Raymond              G. William Raum
    Director, March 8, 1999          Secretary/Treasurer






                                22