Form 10QSB
period 1999-03-31
GENERAL DEVICES INC
filed 1999-05-12
CIK 40528

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125

                       General Devices, Inc.
          ----------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


        New Jersey                                21-0661726
 ------------------------------                -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


             215 W. Church Road, Room 202, King of Prussia, PA 19406
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 992-1455
                     ----------------------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 1999, the issuer had 9,980,174 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes _____ No X

Part I - FINANCIAL INFORMATION
------   ---------------------

Item 1 - Financial Statements
------   --------------------

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                   March 31,
                                                                     1999
                                                                   ---------
Assets
------

Current assets:
  Cash                                                             $ 101,701
                                                                   ---------
   Total current assets                                            $ 101,701
                                                                   =========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                         $   2,000
                                                                   ---------
   Total current liabilities                                           2,000
                                                                   ---------

Shareholders' equity:
  Common stock $.01 par value 10,000,000
    shares authorized; 9,980,174 outstanding                          99,802
  Capital in excess of par value                                   2,022,030
  Accumulated deficit                                             (2,022,131)
                                                                   ---------

   Total shareholders' equity                                         99,701
                                                                   ---------

   Total liabilities and shareholders'
    equity                                                         $ 101,701
                                                                   =========




                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           1999         1998
                                                         ---------    --------

Revenues                                                 $       -   $       -

General and
  administrative expenses                                    6,048       4,485
                                                         ---------   ---------

Loss before income taxes                                (    6,048) (    4,485)

Income taxes                                                   200           -
                                                         ---------   ---------

Net loss                                                ($   6,248) ($   4,485)
                                                         =========   =========

Basic and diluted net loss per share                     $       -   $       -
                                                         =========   =========

Average weighted number of
  shares outstanding                                     7,742,139   4,964,421
                                                         =========   =========





                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                            1999         1998
                                                           ------      ------

   Cash flows from operating activities-
     Net loss                                           ($  6,248)   ($ 4,485)

   Cash flows from financing activities-
     Inssuance of common stock                             100,712           -
                                                         --------     -------

   Net increase (decrease) in cash
         and cash equivalents                              94,464    (  4,485)

         Cash - beginning                                   7,237      25,043
                                                         --------    --------

         Cash - ending                                   $101,701     $20,558
                                                         ========    ========


   Supplemental disclosures of cash flow information:
         Cash paid during the period for-
          Income taxes                                   $    200           -
                                                         ========    ========





                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                          NOTE TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosure required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior years' financial state-ments to conform to the current year's presentation.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.

Item 2 -                   Management's Discussion and Analysis of Financial
------
                           Condition and Results of Operations
                           -------------------------------------------------

Results of Operations
---------------------

     Since 1993 the Company has essentially been inactive. Prior to that time the Company was primarily engaged in the temporary placement of technical, clerical and computer personnel. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating business.

     General  and  administrative   expenses  in  both  periods  presented  were
principally comprised of consulting and transfer agent fees and general office expenses.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1999 the Company had cash and net working capital of approximately $100,000. Management believes that the Company's cash is adequate for its business activities and for the costs of seeking an acquisition of an operating business.

Year 2000 Matters
-----------------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has determined that the Year 2000 Issue will not pose significant operational problems for its internal computer systems. The Company uses "off the shelf" accounting software to maintain its accounting system. All of these software applications are already Year 2000 compliant.

PART II  - OTHER INFORMATION
-------    -----------------

Item 6.  - Exhibits and Reports on Form 8-K
-------    --------------------------------

     (a)          Exhibits
                  --------

                  (27) Financial Data Schedule for the three months ended March 31, 1999.

     (b)          Reports on Form 8-K
                  -------------------

                  On February 25, 1999, the Company filed Form 8-K reporting a change in control on February 17, 1999, when, in a privately negotiated transaction, the Company sold 5,035,579 newly issued shares to three investors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENERAL DEVICES, INC.



Dated: May 12, 1999                            By: /s/ Theodore A. Raymond
                                                   ----------------------------
                                                   Theodore A. Raymond
                                                   President