Form 10QSB
period 1999-06-30
GENERAL DEVICES INC
filed 1999-08-11
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 1999
                                            -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           New Jersey                                        21-0661726
   ------------------------------                         ----------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)


             215 W. Church Road, Room 300, King of Prussia, PA 19406
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 992-1455
                          -----------------------------
                           (Issuer's telephone number)

       --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 1999, the issuer had 9,980,174 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                                 Yes _____ No X

Part I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements
-----------------------------

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                      June 30,
                                                                        1999
                                                                     ----------
Assets
------
Current assets:
  Cash                                                              $   91,082
                                                                    ----------
     Total current assets                                           $   91,082
                                                                    ==========

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $    2,000
                                                                    ----------
     Total current liabilities                                           2,000
                                                                    ----------

Shareholders' equity:
  Common stock $.01 par value 10,000,000
    shares authorized; 9,980,174 outstanding                            99,802
  Capital in excess of par value                                     2,022,030
  Accumulated deficit                                               (2,032,750)
                                                                    ----------

     Total shareholders' equity                                         89,082
                                                                    ----------

     Total liabilities and shareholders'
      equity                                                        $   91,082
                                                                    ==========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              June 30,
                                                       ----------------------
                                                         1999          1998
                                                       --------       -------

Revenues                                               $        -   $   1,403

General and
  administrative expenses                                  10,619       6,290
                                                       ----------   ---------

Loss before income taxes                              (    10,619) (    4,887)

Income taxes                                                    -           -
                                                       ----------   ---------

Net loss                                              ($   10,619) ($   4,887)
                                                       ==========   =========

Basic and diluted net loss per share                  ($     .001) ($    .001)
                                                       ==========   =========

Average weighted number of
  shares outstanding                                    9,980,174   4,964,421
                                                       ==========   =========





                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                 June 30,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------

Revenues                                                $       -  $    1,403

General and
  administrative expenses                                  16,667      10,775
                                                        ---------  ----------

Loss before income taxes                               (   16,667)(     9,372)

Income taxes                                                  200           -
                                                        ---------  ----------

Net loss                                               ($  16,867)($    9,372)
                                                        =========  ==========

Basic and diluted net loss per share                   ($    .002)($     .002)
                                                        =========  ==========

Average weighted number of
  shares outstanding                                    8,867,339   4,964,421
                                                        =========   =========



                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------

                                                           1999          1998
                                                         --------      --------

Cash flows from operating activities:
   Net loss                                             ($ 16,867)    ($  9,372)
   Other, net                                                   -     (   1,422)
                                                         --------      --------
     Net cash used in operating activities              (  16,867)    (  10,814)
                                                         --------      --------

Cash flows from financing activities-
     Issuance of common stock                             100,712             -
                                                         --------      --------

Net increase (decrease) in cash
     and cash equivalents                                  83,845     (  10,814)

     Cash - beginning                                       7,237        25,043
                                                         --------      --------

     Cash - ending                                       $ 91,082      $ 14,229
                                                         ========      ========


Supplemental disclosures of cash flow information:
   Cash paid during the period for-
        Income taxes                                     $    200             -
                                                         ========      ========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosure required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

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

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

     The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year or for any other period.


2.   Contingencies
     -------------

     During July 1999, the Company was served with a complaint that was filed in the Court of Common Pleas in Philadelphia County entitled Dean Vignola and Kathleen Vignola vs. Ciba Geigy Corporation, et.al. Plaintiffs' Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to both Dean and Kathleen Vignola. Plaintiffs' Complaint also alleges that as a landowner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, in fact, the Company did not own the property at the time of Dean
Vignola's alleged injury. The Company is unable at this early point in the proceedings to determine the merits of the case or whether any judgment could be obtained in the future which would have a material adverse effect on the Company's financial position or results of operation. The Company has substantial and meritorious defenses to the initial claims which have been made against it and intends to even query the appropriateness of its inclusion in this legal action. The Company has engaged counsel and intends to vigorously and aggressively defend itself.

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

     General  and   administrative   expenses  in  all  periods  presented  were
principally comprised of consulting and transfer agent fees and general office expenses.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999 the Company had cash of $91,000 and net working capital of approximately $89,000. Management believes that the Company's cash is adequate for its business activities and for the costs of seeking an acquisition of an operating business.

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

PART II - OTHER INFORMATION
-------   -----------------

Item 1  - Legal Proceedings
------    -----------------

     During July 1999, the Company was served with a complaint that was filed in the Court of Common Pleas in Philadelphia County entitled Dean Vignola and Kathleen Vignola vs. Ciba Geigy Corporation, et.al. Plaintiffs' Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to both Dean and Kathleen Vignola. Plaintiffs' Complaint also alleges that as a landowner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, in fact, the Company did not own the property at the time of Dean
Vignola's alleged injury. The Company is unable at this early point in the proceedings to determine the merits of the case or whether any judgment could be obtained in the future which would have a material adverse effect on the Company's fi8nancial position or results of operation. The Company has substantial and meritorious defenses to the initial claims which have been made against it and intends to even query the appropriateness of its inclusion in this legal action. The Company has engaged counsel and intends to vigorously and aggressively defend itself.

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)               Exhibits
                  --------

                  (27) Financial Data Schedule for the six months ended
                       June 30, 1999.

(b)               Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      GENERAL DEVICES, INC.



Dated: August 11, 1999                            By: /s/ Theodore A. Raymond
                                                      --------------------------
                                                      Theodore A. Raymond
                                                      President