Form 10KSB
period 1999-12-31
GENERAL DEVICES INC
filed 2000-03-27
CIK 40528

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For the fiscal year ended December 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to _________________.

                          Commission file number 0-3125
                                                 ------

                              GENERAL DEVICES, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

            New Jersey                                          21-0661726
-------------------------------                               --------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

             215 W. Church Road, Room 300, King of Prussia, PA 19406
            --------------------------------------------------------
             (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (610) 992-1455
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------

 Common Stock Par Value $.01                  Exchange: Over the Counter Market

         Securities registered under Section 12(g) of the Exchange Act:
         --------------------------------------------------------------

                                      NONE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's had no revenues for the fiscal year ended December 31, 1999.

     At February 11, 2000, there were 9,980,074 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $230,000.

             Transitional Small Business Disclosure Format Yes      No  X
                                                              -----   -----

                                     PART I
                                     ------

Item 1 - DESCRIPTION OF BUSINESS
------   -----------------------

General
-------

     General Devices, Inc., a New Jersey Corporation organized in 1953, (the "Company") has been engaged in the business of providing contract technical services. The Company has been supplying contract technical services consisting of experienced engineering, scientific and other technical personnel to a wide variety of businesses in the United States and Europe directly, or through a predecessor company since 1956.

     Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. It has been inactive however, and did file a Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business.

     The Company's remaining operations consist of one administrative office, which since January 1, 1993, until the Company's Chapter 11 Reorganization Plan was confirmed on December 22, 1997, has had no active clients or revenues. In 1998 The Company had two active clients with modest revenues, and four field employees. The Company had no revenues or employees in 1999.

Item 2  - PROPERTIES
------    ----------

     The Company owns no real property.

Item 3  - LEGAL PROCEEDINGS
------    -----------------

     In July 1999, the Company was served with a complaint filed in the Court of Common Pleas in Philadelphia, Pa., entitled Dean Vignola and Kathleen Vignola vs. Geigy Corporation, et.al (the "Complaint"). The Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to Dean and Kathleen Vignola ("Plaintiffs"). Plaintiffs' Complaint also alleges that as an owner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, the Company did not own the property at the time of Dean Vignola's alleged injury. The Company settled this matter with Plaintiffs as of February, 2000 and although the Company will remain as a Defendant until a verdict or dismissal of the case in its entirety, Plaintiffs have agreed to indemnify the Company against any liability in this matter now or in the future.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

     None

                                     PART II
                                     -------

Item 5 -    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY MATTERS
------      ------------------------------------------------------------------

            (a) PRINCIPAL MARKET: LISTED ON THE OVER THE COUNTER
                "BULLETIN BOARD" SYMBOL "GDIC"

            (b) STOCK PRICE INFORMATION

     The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the over the counter "Bulletin Board" and in the pink sheets.

                                      High                         Low
                                      ----                         ---

     1999

            March 31                  .01                         .01
            June 30                   .0625                       .0625
            September 30              .0625                       .0625
            December 31               .09                         .05

     1998

            March 31                  .005                        .0001
            June 30                   .005                        .005
            September 30              .005                        .005
            December 31               .005                        .005

            (c) As  of  February 11, 2000  the Company had 2,166 Stockholders of
                record.

            The Company had not declared or paid any dividends on its common stock in 1999 or 1998 and does not foresee doing so in the immediate future.

Item 6. -    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
------       -------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Results of Operations
---------------------

     Since 1993 the Company has essentially been inactive. Prior to that time the Company was primarily engaged in the temporary placement of technical, clerical and computer personnel. The Company has liquidated the assets of its former business and is actively seeking an acquisition with the goal of becoming an operating business.

     General and administrative expenses consisting primarily of consulting, legal, transfer agent fees and office expenses were $77,000 in 1999, compared to $17,582 in 1998, an increase of $59,418. This increase was due primarily to an increase in legal fees of $35,000; $15,000 incurred in connection with the litigation settlement discussed in Item 3., and an increase in consulting fees of $13,500.

Liquidity and Capital Resources
-------------------------------

     At December 31, 1999 the Company had cash of $63,691 and net working capital of approximately $28,949. Management believes that the Company's cash is adequate for its business activities and for the costs of seeking an acquisition of an operating business.

Year 2000 Issue
---------------

     The Company has reached the determination that year 2000 issues did not affect General Devices, Inc.

Item 7.   FINANCIAL STATEMENTS
          --------------------

    The financial statements filed herein are listed below:

    Independent Auditors' Report

    Financial Statements:

         Balance Sheet - December 31, 1999

         Statements of Operations -
                  Years ended December 31, 1999 and 1998

         Statements of Stockholders' Equity -
                  Years ended December 31, 1999 and 1998

         Statements of Cash Flows -
                  Years ended December 31, 1999 and 1998

         Notes to Financial Statements -
                  Years ended December 31, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders
General Devices, Inc.
King of Prussia, Pennsylvania

We have audited the accompanying balance sheet of General Devices, Inc. (a New Jersey corporation) at December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Devices, Inc. at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                                         COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
February 3, 2000

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET



                                                                 December 31,
                                                                     1999
                                                                    ------

ASSETS
------

Cash                                                              $  63,691
                                                                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
Accounts payable and accrued liabilities                          $  34,742
                                                                  ---------

Stockholders' Equity:

Common Stock - $.01 par value; 10,000,000
   shares authorized, 9,980,074
   issued and outstanding                                            99,801
Contributed capital in excess of par value                        2,022,031
Accumulated deficit                                              (2,092,883)
                                                                  ---------
     Total stockholders' equity                                      28,949
                                                                  ---------
     Total liabilities and stockholders' equity                   $  63,691
                                                                  =========








                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS




                                                   Years Ended December 31,
                                                 ---------------------------
                                                   1999               1998
                                                ---------          ---------

Revenue                                         $       -          $  28,540
                                                ---------          ---------

Expenses

   Cost of sales                                        -             26,764
   General and administrative                      77,000             17,582
                                                ---------          ---------
       Total Expenses                              77,000             44,346
                                                ---------          ---------

Net Loss                                       ($  77,000)        ($  15,806)
                                                =========          =========

Average number of shares outstanding            9,428,230          4,944,595
                                                =========          =========

Basic and diluted loss per share               ($    0.01)         $       -
                                                =========          =========








                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                       Contributed
                                                                       Capital in
                                      Number           Common          Excess of         Accumulated        Treasury
                                     Of Shares          Stock          Par Value           Deficit           Stock         Total
                                     ---------         -------         ---------          ---------         -------        ------

Balance January 1, 1998              4,964,421         $49,649         $2,032,950        ($2,000,077)       ($61,479)      $ 21,043

Net loss for the year                        -               -                  -        (    15,806)              -      (  15,806)
                                     ---------         -------         ----------         ----------         -------        -------

Balance December 31, 1998            4,964,421          49,649          2,032,950        ( 2,015,883)       ( 61,479)         5,237

Net loss for the year                        -               -                  -        (    77,000)              -      (  77,000)

Issuance of Common Stock
 through a private offering          5,035,579          50,356             50,356                  -               -        100,712

Retirement of Treasury Stock        (   20,300)       (    203)       (    61,276)                 -          61,479              -

Adjustment                                 374        (      1)                 1                  -               -              -
                                     ---------         -------         ----------         ----------        --------        -------

Balance - December 31, 1999          9,980,074         $99,801         $2,022,031        ($2,092,883)       $      -        $28,949
                                     =========         =======         ==========         ==========        ========        =======








                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS




                                                      Years Ended December 31,

                                                      1999               1998
                                                     ------             ------

Cash flows from operating activities:

   Net loss                                        ($77,000)          ($15,806)
   Increase (decrease) in accounts payable
     and accrued liabilities                         32,742           (  2,000)
                                                    -------            -------

   Net cash used in operating activities           ( 44,258)          ( 17,806)
                                                    -------            -------

Cash flows from financing activities:

   Issuance of capital stock                        100,712                  -
                                                    -------            -------

Increase (decrease) in cash                          56,454           ( 17,806)

Cash - Beginning of year                              7,237             25,043
                                                    -------            -------

Cash - End of year                                  $63,691            $ 7,237
                                                    =======            =======






                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Operations
         ----------

         In 1998, General Devices, Inc. was engaged in the business of providing contract technical services principally in the areas of experienced engineering, scientific and technical personnel to a variety of businesses. During 1999, the Company was inactive.

         Estimates
         ---------

         The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, results could differ from those estimates. Prior years' financial statements have been reclassified to conform to the current years' presentation.

         Income Taxes
         ------------

         The  Company  reports  income   taxes   under  Statement  of  Financial
         Accounting Standard (SFAS) No. 109. However, the income tax benefits of any loss carryover has been fully reserved.

         Income (Loss) Per Share
         -----------------------

         The Company reports income (loss) per share under SFAS No. 128. Basic income (loss) per share includes the weighted average number of common shares outstanding during the year. Diluted income (loss) per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted income (loss) per share are the same.

         Comprehensive Income
         --------------------

         The company adopted SFAS No. 130, "Reporting Comprehensive Income," beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the company has no items of other comprehensive income, no separate statement of comprehensive income has been presented.

2.       Income Taxes
         ------------

         There are no significant temporary differences between the financial statement and tax reporting purposes.

         At December 31, 1999 and 1998, the Company had net operating loss carryovers of approximately $850,000 and $775,000 available to reduce future federal income tax payable. The carryovers expire from 2007 to 2019. The tax benefit of these carryovers of approximately $275,000 and $260,000 has been fully reserved and is not reflected in the financial statements.

3.       Treasury Stock
         --------------

         During 1999, the Company retired common stock held in the treasury. The excess cost over par value has been charged to additional paid in capital.

4.       Common Stock Options
         --------------------

         On September 12, 1990, the Board of Directors approved a non-qualified stock option plan authorizing the issuance of options to 250,000 shares of common stock at market value. No options have been granted under this plan.

5.       Leases
         ------

         The Company has no outstanding leases. Rent expense for 1999 and 1998 was $838 and $3,600, respectively.

6.       Related Party Transactions
         --------------------------

         The President of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 1999 $13,500 was paid to T.A. Raymond & Company, Inc., for consulting services.

7.       Unusual Expenses
         ----------------

         Operations for 1999 include settlement costs and legal fees related to a personal injury lawsuit brought against the corporation and several other defendants. Settlement costs and legal fees were approximately $50,000 with no additional costs due.

8.       Contingencies
         -------------

         In July 1999, the Company was served with a complaint filed in the Court of Common Pleas in Philadelphia, Pa., entitled Dean Vignola and Kathleen Vignola vs. Geigy Corporation, et.al (the Complaint"). The Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to Dean and Kathleen Vignola ("Plaintiffs"). Plaintiffs' Complaint also alleges that as an owner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, the Company did not own the property at the time of Dean Vignola's alleged injury. The Company settled this matter with Plaintiffs as of February, 2000 and although the Company will remain as a Defendant until a verdict or dismissal of the case in its entirety, Plaintiffs have agreed to indemnify the Company against any liability in this matter now or in the future.

Item 8. -         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------           ------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

                  None.

                                    PART III

Item 9. -         DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
-------           -------------------------------------------------


INFORMATION CONCERNING DIRECTORS
--------------------------------

     Theodore A. Raymond, age 72, has been a Director since 1976. He has been President and Chief Executive Officer since 1976. He is a control person.

INFORMATION CONCERNING EXECUTIVE OFFICERS
-----------------------------------------

     G. William Raum, age 60, was named Assistant Treasurer in 1989. In 1990, he was named Secretary/Treasurer and in 1991 Vice President. He was with the accounting department since 1974. He owns 4,086 shares of common stock of the Company.



Item 10. - EXECUTIVE COMPENSATION
--------   ----------------------

REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 1999 or 1998.


                                     III-1

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 11, 2000, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                            Number of Shares      Percentage of
Name and Address                            Of Common Stock       Common Stock
of Beneficial Owner                         Beneficially Owned    Outstanding
-------------------                         ------------------    -----------

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406                      1,188,675(1)          11.91%

Asset Value Fund Limited Partnership
376 Main Street - P.O. Box 74
Bedminster, NJ 07921                           2,575,579(2) (3)      25.81%

MYFM Capital, LLC
700 Scarsdale Avenue #2C
Scarsdale, NY 10583                            2,000,000(3)          20.04%

Park Lane Associates, L.P.
3103 Philmont Avenue
Huntington Valley, PA 19006                      500,000(3)           5.01%

G. William Raum
7433 Brimway Lane
Reading, PA 19606                                  4,056               *

All Directors and
officers as a group
(2 Persons)                                    1,192,731             11.95%

* Represents less than one percent.

(1) Includes 154,287  shares  owned by Mr. Raymond's daughter, Lisa Raymond, and
29,288   shares   owned   by  Mr.  Raymond's  daughter,  Stefanie  Raymond.  Mr.
Raymond disclaims beneficial ownership of all the foregoing shares.

(2) Includes 40,000 shares owned by a customer of T. R. Winston & Company, Inc., a broker-dealer registered with the National Association of Securities Dealers, Inc. an affiliate of Asset Value Fund Limited Partnership. Asset Value Fund Limited Partnership disclaims beneficial ownership of these shares.

(3) Based on information contained in a Schedule 13D dated February 25, 1999.

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     The President of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 1999, $13,500 was paid to T. A. Raymond & Company, Inc., for consulting services.


                                     III-2

                                     PART IV
                                     -------
Item 13. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------   ------------------------------------------------------------------

    The following exhibits are filed as part of this report:

(a)     Exhibits
        --------

  Exhibit Number      Exhibit                         Method of Filing
  --------------      -------                         ----------------

       3.1            Articles of Incorporation     Incorporated by reference
                                                    to Registration Statement
                                                    on Form S-1 (No.2-69367)
                                                    filed on September 30, 1980.

       3.2            By-laws                       Incorporated by reference
                                                    to Registration Statement
                                                    on Form S-1 (No. 2-69367)
                                                    filed on September 30, 1980.


       27             Financial Data Schedule for   Filed herewith
                      the year ended December 31,
                      1999.


(b)     Reports on Form 8-K
        -------------------

         No report on Form 8-K was filed by the registrant during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GENERAL DEVICES, INC.



March 27, 2000                                By: /s/ Theodore A. Raymond
                                                  -----------------------
                                                      Theodore A. Raymond
                                                      President

March 27, 2000                                By: /s/ G. William Raum
                                                  -------------------
                                                      G. William Raum
                                                      Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.

March 27, 2000                                By: /s/ Theodore A. Raymond
                                                  -----------------------
                                                      Theodore A. Raymond
                                                      Director

March 27, 2000                                By: /s/ G. William Raum
                                                  -------------------
                                                      G. William Raum
                                                      Secretary/Treasurer