Form 10QSB
period 2000-03-31
GENERAL DEVICES INC
filed 2000-05-10
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2000
                                           ----------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
      --------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


        New Jersey                                           21-0661726
-------------------------------                           ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


             215 W. Church Road, Room 300, King of Prussia, PA 19406
           ----------------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 992-1455
                       ----------------------------------
                           (Issuer's telephone number)

    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes X    No
                                                                    ---     ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2000, the issuer had 9,980,074 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                   ---   ---

Part I - FINANCIAL INFORMATION
------   ---------------------
Item 1 - Financial Statements
------   --------------------

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET

                                   (UNAUDITED)

                                                                     March 31,
                                                                       2000
                                                                     ---------

Assets

Current assets:
  Cash                                                               $  19,519
                                                                     ---------
      Total current assets                                           $  19,519
                                                                     =========

Liabilities and Shareholders' Equity

Liabilities-                                                                 -

Shareholders' equity:
  Common stock $.01 par value 10,000,000
    shares authorized; 9,980,074 outstanding                            99,801
  Capital in excess of par value                                     2,022,031
  Accumulated deficit                                               (2,102,313)
                                                                     ---------

      Total shareholders' equity                                        19,519
                                                                     ---------

      Total liabilities and shareholders'
        equity                                                       $  19,519
                                                                     =========



                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           2000         1999
                                                        ---------     --------

Revenues                                                $       -     $       -

General and
   administrative expenses                                  9,190         6,048
                                                        ---------     ---------

Loss before income taxes                               (    9,190)   (    6,048)

Income taxes                                                  240           200
                                                        ---------     ---------

Net loss                                               ($   9,430)   ($   6,248)
                                                        =========     =========

Basic and diluted net loss per share                    $       -     $       -
                                                        =========     =========

Average weighted number of
   shares outstanding                                   9,980,074     7,742,139
                                                        =========     =========




                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------

Cash flows from operating activities:

   Net loss                                              ($  9,430)   ($  6,248)
   Decrease in accrued liabilities                       (  34,742)           -
                                                          --------     --------
      Net cash used in operating
        activities                                       (  44,172)   (   6,248)
                                                          --------     --------

Cash flows from financing activities-
   Issuance of common stock                                      -      100,712
                                                          --------     --------

Net increase (decrease) in cash
      and cash equivalents                               (  44,172)      94,464

      Cash - beginning                                      63,691        7,237
                                                          --------     --------

      Cash - ending                                       $ 19,519     $101,701
                                                          ========     ========


Supplemental disclosures of cash flow information:

      Cash paid during the period for-
         Income taxes                                     $    240     $    200
                                                          ========     ========


                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                          NOTE TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosure required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Liquidity and Capital Resources
-------------------------------

     At March 31, 2000 the Company had cash and working capital of approximately $19,519. Management believes that the Company's cash is adequate for its business activities and for the costs of seeking an acquisition of an operating business.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

       (27) Financial  Data  Schedule for the three months ended
            March 31, 2000.

(b)       Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENERAL DEVICES, INC.



Dated: May 10, 2000                            By: /s/ Theodore A. Raymond
                                                   -----------------------
                                                   Theodore A. Raymond
                                                   President