Form 10QSB
period 2000-06-30
GENERAL DEVICES INC
filed 2000-08-10
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 2000
                                           --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
          -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        New Jersey                                            21-0661726
-------------------------------                            ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


              376 Main Street, P.O. Box 74, Bedminster, NJ 07921
            --------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-1881
                       ----------------------------------
                           (Issuer's telephone number)

             215 W. Church Road, Room 300, King of Prussia, PA 19406
            ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---
     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2000, the issuer had 9,980,074 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                 Yes   No X
                                    ---  ---

Part I - FINANCIAL INFORMATION
------   ---------------------

Item 1 - Financial Statements
------   --------------------

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET

                                   (UNAUDITED)

                                                                     June 30,
                                                                       2000
                                                                    ----------

Assets
------
Current assets:
  Cash                                                              $   4,522
                                                                    ---------
    Total current assets                                            $   4,522
                                                                    =========

Liabilities and Shareholders' Deficit
-------------------------------------
Current liabilities:
  Accrued expenses                                                  $   9,059
                                                                    ---------
    Total liabilities                                                   9,059
                                                                    ---------
Shareholders' deficit:
  Common stock $.01 par value 10,000,000
    shares authorized; 9,980,074 outstanding                           99,801
  Capital in excess of par value                                    2,022,031
  Accumulated deficit                                              (2,126,369)
                                                                    ---------

    Total shareholders' deficit                                    (    4,537)
                                                                    ---------

    Total liabilities and shareholders'
     deficit                                                        $   4,522
                                                                    =========
















                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 June 30,
                                                          ---------------------
                                                           2000           1999
                                                          ------         ------

Revenues                                               $       -      $       -

General and
  administrative expenses                                 24,056         10,619
                                                       ---------      ---------

Loss before income taxes                              (   24,056)    (   10,619)

Income taxes                                                   -              -
                                                       ---------      ---------

Net loss                                              ($  24,056)    ($  10,619)
                                                       =========      =========

Basic and diluted net loss per share                  ($    .002)    ($    .001)
                                                       =========      =========

 Weighted average number of
  shares outstanding                                   9,980,074      9,980,074
                                                       =========      =========























                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2000         1999
                                                           ------       ------

Revenues                                                 $       -    $       -

General and
  administrative expenses                                   33,245       16,667
                                                         ---------    ---------

Loss before income taxes                                (   33,245)  (   16,667)

Income taxes                                                   240          200
                                                         ---------    ---------

Net loss                                                ($  33,485)  ($  16,867)
                                                         =========    =========

Basic and diluted net loss per share                    ($    .003)  ($    .002)
                                                         =========    =========

Weighted average number of
  shares outstanding                                     9,980,074    8,867,339
                                                         =========    =========























                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                            2000        1999
                                                           ------      ------
Cash flows from operating activities:
   Net loss                                              ($ 33,485)  ($ 16,867)
   Decrease in accrued liabilities                       (  25,684)          -
                                                          --------    --------
      Net cash used in operating activities              (  59,169)  (  16,867)
                                                          --------    --------

Cash flows from financing activities-
   Issuance of common stock                                      -     100,712
                                                          --------    --------

Net increase (decrease) in cash
      and cash equivalents                               (  59,169)     83,845

      Cash at beginning of period                           63,691       7,237
                                                          --------   ---------

      Cash at end of period                               $  4,522   $  91,082
                                                          ========   =========


Supplemental disclosures of cash flow information:

      Cash paid during the period for-
           Income taxes                                   $    240   $     200
                                                          ========   =========


















                 See accompanying note to financial statements.

                              GENERAL DEVICES, INC.
                          NOTE TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2000 the Company had cash of $4,522. Current cash requirements will not be met unless additional financing is provided to the Company. Management is currently reviewing additional sources of financing.

Item 6. -  Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)        Exhibits
           --------

           (27) Financial Data Schedule for the six months ended
                June 30, 2000.

(b)        Reports on Form 8-K
           -------------------

           On June 8, 2000, the Company filed an 8-K reporting that the Board of Directors of the Company retained Bederson & Company, LLP, Certified Public Accountants, as its certifying accountant for the fiscal year ended December 31, 2000, replacing Cogen Sklar LLP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GENERAL DEVICES, INC.



Dated: August 10, 2000                           By: /s/ Theodore A. Raymond
                                                    -----------------------
                                                    Theodore A. Raymond
                                                    President