Form 10QSB
period 2000-09-30
GENERAL DEVICES INC
filed 2000-11-13
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 2000
                                           ------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            21-0661726
-------------------------------                              --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


               376 Main Street, P.O. Box 74, Bedminster, NJ 07921
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                                 ---------------
                           (Issuer's telephone number)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X  No
                                    ---   ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2000, the issuer had 1,372,924 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business Disclosure Format (check one).
                                    Yes    No X
                                       ---   ---

Part I - FINANCIAL INFORMATION
------   ---------------------
Item 1 - Financial Statements
------   ---------------------

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                September 30,
Assets                                                              2000
------                                                          -------------

Current assets:
  Cash                                                           $    2,236
                                                                 ----------
      Total current assets                                       $    2,236
                                                                 ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                       $   31,634
                                                                 ----------
      Total current liabilities                                      31,634
                                                                 ----------

Shareholders' deficit:
  Common stock $.01 par value 12,000,000
    shares authorized; 998,007 outstanding                            9,980
  Capital in excess of par value (Note 2)                         2,111,852
  Accumulated deficit                                           ( 2,151,230)
                                                                 ----------
      Total deficit                                             (    29,398)
                                                                 ----------

      Total liabilities and shareholders'
       deficit                                                   $    2,236
                                                                 ==========

                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            September 30,
                                                        -------------------

                                                         2000         1999
                                                        ------       ------

Revenues                                              $      -     $      -

General and
   administrative expenses                              24,862        8,858
                                                      --------     --------

Loss before income taxes                             (  24,862)   (   8,858)

Income taxes                                                 -            -
                                                      --------     --------

Net loss                                             ($ 24,862)   ($  8,858)
                                                      ========     ========

Basic and diluted net loss per share (Note 3)        ($    .02)   ($    .01)
                                                      ========     ========

Average weighted number of
   shares outstanding                                  998,007      998,017
                                                      ========     ========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          2000        1999
                                                         ------      ------

Revenues                                               $      -    $      -

General and
   administrative expenses                               58,107      25,525
                                                       --------    --------

Loss before income taxes                              (  58,107)  (  25,525)

Income taxes                                                240         200
                                                       --------    --------

Net loss                                              ($ 58,347)  ($ 25,725)
                                                       ========    ========

Basic and diluted net loss per share (Note 3)         ($    .06)  ($    .03)
                                                       ========    ========

Average weighted number of
   shares outstanding                                   998,007     924,236
                                                       ========    ========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                           2000       1999
                                                          ------     ------

Cash flows from operating activities:

   Net loss                                           ($  58,347) ($  25,725)
   Change in accrued liabilities                      (    3,108)          -
                                                       ---------   ---------
       Net cash used in operating activities          (   61,455) (   25,725)
                                                       ---------   ---------

Cash flows from financing activities-
   Issuance of common stock                                    -     100,712
                                                       ---------   ---------

Net increase (decrease) in cash
       and cash equivalents                           (   61,455)     74,987

Cash at beginning of period                               63,691       7,237
                                                       ---------   ---------

Cash at end of period                                  $   2,236   $  82,224
                                                       =========   =========


Supplemental disclosures of cash flow
  information:

       Cash paid during the period for-
              Income taxes                             $     240         200
                                                       =========   =========



                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosure required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Stockholders' Deficit
     --------------------

     In the third quarter of 2000, the stockholders of the Company approved a one-for-ten reverse stock split and an increase in the authorized shares from 10,000,000 to 12,000,000, both effective as of the close of business on October 16, 2000. As a result of this reverse stock split, there was a reclassification of $89,821 from common stock to capital in excess of par value, which has been recorded in the accompanying financial statements as of September 30, 2000.

3.   Net Income (Loss) Per Share
     ---------------------------

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options of which the Company has none.

     All share and per share information has been restated to reflect a one-for-ten reverse stock split effective the close of business on October 16, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
------   of Operations
         -----------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     At September 30, 2000 the Company had cash of $2,236. On October 17, 2000 the Company completed a private placement of 375,000 shares of the Company's common stock for $75,000. Management believes that its capital resources are adequate for its current business activities.

PART II - OTHER INFORMATION
-------   -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on September 8, 2000. The following is a tabulation of the voting results for each item submitted to the stockholders:

         1.   Votes cast for the election of three Directors:

                                                      For             Withheld
                                                      ---             --------
                  Theodore A. Raymond              8,971,562           17,442
                  John W. Galuchie, Jr.            8,792,848           16,156
                  Leonard M. Tannenbaum            8,792,848           16,156



         2.   To  approve   an  amendment   to   the  Company's  Certificate  of
              Incorporation to provide for a one-for-ten reverse stock split:

                        FOR                    AGAINST                ABSTAIN
                        ---                    -------                -------
                     8,614,359                 174,142                 20,503

         3. To approve an increase of the authorized common shares from 10,000,000 to 12,000,000.

                        FOR                    AGAINST                ABSTAIN
                        ---                    -------                -------
                     8,667,987                 118,346                 22,671

         4. To approve the form of agreement and plan merger to reincorporate in Delaware:


                        FOR                    AGAINST                ABSTAIN                UNVOTED
                        ---                    -------                -------                -------
                     7,427,018                  61,742                 23,627               1,296,617

         5. To ratify the appointment of Bederson & Company LLP as independent auditors:

                        FOR                    AGAINST                ABSTAIN
                        ---                    -------                -------
                      8,502,551                269,822                 36,631

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          (27) Financial Data Schedule for the nine months ended September 30, 2000.

(b)       Reports on Form 8-K
          -------------------

          On October 12, 2000 the Company filed a Form 8-K reporting the results of the Annual Meeting of Stockholders held on September 8, 2000. The Company also reported that it had completed a private placement of 375,000 shares of its Common Stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GENERAL DEVICES, INC.



Dated: November 13, 2000                        By: /s/ John W. Galuchie, Jr.
                                                    -------------------------
                                                    John W. Galuchie, Jr.
                                                    Chairman