Form 10KSB
period 2000-12-31
GENERAL DEVICES INC
filed 2001-03-29
CIK 40528

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For the fiscal year ended December 31, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to _________________.

                          Commission file number 0-3125
                                                 ------

                              GENERAL DEVICES, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

            Delaware                                             21-0661726
-----------------------------                                  --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      376 Main Street, Bedminster, NJ 07921
                     --------------------------------------
             (Address of principal executive offices with Zip Code)

          Issuer's telephone number, including area code (908) 234-1881
                                                         --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer had no revenues for the fiscal year ended December 31, 2000.

     At February 28, 2001, there were 1,372,922 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $184,000.

     Transitional Small Business Disclosure Format Yes   No X
                                                      ---  ---

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS
------   -----------------------

General
-------

     General Devices, Inc.,(the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2000 or 1999.

     The Company had no employees at December 31, 2000.

Item 2  - PROPERTIES
------    ----------

     The Company owns no real property.

Item 3  - LEGAL PROCEEDINGS
------    -----------------

     In July 1999, the Company was served with a complaint filed in the Court of Common Pleas in Philadelphia, Pa., entitled Dean Vignola and Kathleen Vignola vs. Geigy Corporation, et.al (the "Complaint"). The Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to Dean and Kathleen Vignola ("Plaintiffs"). Plaintiffs' Complaint also alleged that as an owner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, the Company did not own the property at the time of Dean Vignola's alleged injury. The Company settled this matter with Plaintiffs as of February, 2000 and although the Company will remain as a Defendant until a verdict of dismissal of the case in its entirety, Plaintiffs have agreed to indemnify the Company against any liability in this matter now or in the future. The case has been scheduled for trial in May 2001, and Plaintiffs' legal counsel has notified the Company's legal counsel that it will be forwarding to the court an order to Settle, Discontinue and Dismiss. Included in general and administrative expenses for the year 1999 was approximately $50,000 consisting of settlement costs and legal fees.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II
                                     -------
Item 5 -     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY MATTERS
------       ------------------------------------------------------------------

             (a) PRINCIPAL MARKET: LISTED ON THE OVER THE COUNTER
                 "BULLETIN BOARD" SYMBOL "GNDV"

             (b) STOCK PRICE INFORMATION

     On October 16, 2000, the Company implemented a one-for-ten reverse stock split which had been approved by stockholders on September 8, 2000. (The "Reverse Stock Split").

     The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the over the counter "Bulletin Board" and in the pink sheets. All closing prices have been adjusted to reflect the Reverse Stock Split.

                                             High                         Low
                                             ----                         ---
         2000
         ----
                  March 31                   $1.50                       $1.10
                  June 30                      .60                         .50
                  September 30                1.40                         .50
                  December 31                  .70                         .312

         1999
         ----
                  March 31                   $ .10                       $ .10
                  June 30                      .625                        .625
                  September 30                 .625                        .625
                  December 31                  .90                         .50


             (c) As of February 28, 2001 the Company had 2,059 Stockholders of record. The closing price of the Common Stock was $.32 on February 28, 2001.


     The Company had not declared or paid any dividends on its common stock in 2000 or 1999 and does not foresee doing so in the immediate future.

Item 6. -    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
------       -------------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2000 or 1999.

     General and administrative expenses were approximately $68,000 in 2000, a decrease of $9,000 from general and administrative expenses of $77,000 in 1999. In 2000, general and administrative expenses consisted principally of legal fees of $30,000, corporate governance expenses of $24,000, accounting fees of $4,800, consulting fees of $4,500 and management fees of $1,800. In 1999, general and administrative expenses consisted principally of legal fees of $35,000, litigation settlement expenses of $15,000 (See Item 3 - Legal Proceedings), consulting fees of $13,500, and corporate governance expenses of $6,700.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2000 the Company had cash of $38,972 and net working capital of $35,616. Management believes that the Company's cash is adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

Item 7.   FINANCIAL STATEMENTS
          --------------------

         The financial statements filed herein are listed below:

         Independent Auditors' Report - Bederson & Company LLP
                  Year ended December 31, 2000

         Independent Auditors' Report - Cogen Sklar, LLP
                  Year ended December 31, 1999

         Financial Statements:

                  Balance Sheet - December 31, 2000

                  Statements of Operations -
                     Years ended December 31, 2000 and 1999

                  Statements of Stockholders' Equity -
                     Years ended December 31, 2000 and 1999

                  Statements of Cash Flows -
                     Years ended December 31, 2000 and 1999

                  Notes to Financial Statements

        Bederson
        & Company LLP

405 Northfield Avenue
West Orange, New Jersey 07052
(973) 736-3333 Fax: (973) 736-3367, 8786
Insolvency and Litigation Fax:(973) 736-9219

                                             Woodland Falls Corporate Park
                                             200 Lake Drive East, Suite 100
                                             Cherry Hill, NJ 08002
                                             (856) 482-7842 Fax: (856) 482-2280



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders of
General Devices, Inc.
Bedminster, New Jersey

We have audited the accompanying balance sheet of General Devices, Inc. (a Delaware Corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Devices, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  /s/ Bederson & Company LLP
                                                  -----------------------------
                                                  BEDERSON & COMPANY LLP




West Orange, New Jersey
March 8, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders of
General Devices, Inc.
Bedminster, New Jersey

We have audited the accompanying statement of operations, stockholders' equity and cash flows of General Devices, Inc. (a New Jersey Corporation) for the year ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended December 31, 1999 of General Devices, Inc., in conformity with generally accepted accounting principles.


                                                        /s/ Cogen Sklar, LLP
                                                        -----------------------
                                                        COGEN SKLAR, LLP


Bala Cynwyd, Pennsylvania
February 3, 2000

                              GENERAL DEVICES, INC.
                                  BALANCE SHEET



                                                                 December 31,
                                                                     2000
                                                                 ------------

ASSETS
------

Current Assets:
   Cash                                                            $  38,972
                                                                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable and accrued liabilities                       $    3,356
                                                                  ----------

Stockholders' Equity:
   Common Stock - $.01 par value; 12,000,000
      shares authorized, 1,372,924
      issued and outstanding                                      $   13,729
   Contributed capital in excess of par value                      2,183,103
   Accumulated deficit                                           ( 2,161,216)
                                                                  ----------
          Total stockholders' equity                                  35,616
                                                                  ----------
          Total liabilities and stockholders' equity              $   38,972
                                                                  ==========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS




                                                  Year Ended December 31,
                                                  -----------------------
                                                    2000           1999
                                                  --------        -------

Revenue                                           $      -      $       -

Expenses:
  General and administrative                        68,333         77,000
                                                 ---------      ---------

Net loss                                         $  68,333     ($  77,000)
                                                 =========      =========

Average number of shares outstanding             1,075,793        942,823
                                                 ---------      ---------

Basic and diluted loss per share                ($     .06)    ($     .08)
                                                 =========      =========



                 See accompanying notes to financial statements.

                                                            GENERAL DEVICES, INC.
                                                     STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      RESTATED TO REFLECT ONE-FOR-TEN
                                                      REVERSE STOCK SPLIT (SEE NOTE 4)



                                                                        Contributed
                                                                         Capital in
                                        Number          Common           Excess of         Accumulated      Treasury
                                       Of Shares         Stock           Par Value           Deficit         Stock       Total
                                       ---------       ---------         ---------         -----------     --------      -----

Balance December 31, 1998               496,442         $ 4,965          $2,077,634        ($2,015,883)    ($61,479)   $  5,237

Net loss for the year                         -               -                   -        (    77,000)           -   (  77,000)

Issuance of Common Stock
 through a private offering             503,558           5,035              95,677                  -            -     100,712

Retirement of Treasury Stock         (    2,030)       (     20)        (    61,459)                 -       61,479           -

Adjustment                                   37               -                   -                  -            -           -
                                      ---------         -------          ----------         ----------       ------    --------

Balance December 31, 1999               998,007           9,980           2,111,852        ( 2,092,883)           -      28,949

Net loss for the year                         -               -                   -        (    68,333)           -   (  68,333)

Issuance of Common Stock
 stock through a
 private offering                       375,000           3,750              71,250                  -            -      75,000

Effect of Reverse Stock
 Split                               (       83)       (      1)                  1                  -            -           -
                                      ---------         -------          ----------         ----------       ------    --------
Balance December 31, 2000             1,372,924         $13,729          $2,183,103        ($2,161,216)           -    $ 35,616
                                      =========         =======          ==========         ==========       ======    ========


                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS





                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2000               1999
                                                    --------           -------

Cash flows from operating activities:
   Net loss                                        ($ 68,333)        ($ 77,000)
   Increase (decrease) in accounts payable
     and accrued liabilities                       (  31,386)           32,742
                                                    --------          --------
   Net cash used in operating activities           (  99,719)        (  44,258)
                                                    --------          --------

Cash flows from financing activities:
   Issuance of capital stock                          75,000           100,712
                                                    --------          --------

Increase (decrease) in cash                        (  24,719)           56,454
Cash - Beginning of year                              63,691             7,237
                                                    --------          --------
Cash - End of year                                  $ 38,972          $ 63,691
                                                    ========          ========



                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies
         ------------------------------------------

         Operations
         ----------
              General Devices, Inc.,(the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2000 or 1999.

              The Company had no employees as December 31, 2000.

         Estimates
         ---------
              The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Accordingly, results could differ from those estimates.

         Income Taxes
         ------------
              Current income taxes are based on the year's taxable income for Federal and state income tax reporting purposes.

              Deferred taxes are provided on a liability basis whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax law and rates on the date of enactment.

         Loss Per Share
         --------------
              The Company reports loss per share under SFAS No. 128. Basic loss per share includes the weighted average number of common shares outstanding during the year. Diluted loss per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted loss per share are the same.

         Comprehensive Income
         --------------------
              The  company   adopted  SFAS  No.  130,  "Reporting  Comprehensive
         Income," beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the company has no items of other comprehensive income, no separate disclosure of comprehensive income has been presented.

2.       Income Taxes
         ------------
              The Company had net operating loss carryforwards (NOLs) of approximately $922,000 at December 31, 2000, for the Federal and state income tax reporting purposes. These losses create a deferred tax asset at December 31, 2000. The Company has recorded a 100% valuation allowance against deferred tax assets. Federal and state income tax benefits of approximately $23,000 and $6,000 for the year ended December 31, 2000 and $26,000 and $7,000 for the year ended December 31, 1999, respectively, are fully reserved due to the uncertainty of their ultimate realization.

              The tax effects of significant items composing the Company's net deferred tax asset, as of December 31, 2000, are as follows (in $000's):

                  Deferred tax asset:
                         Federal NOLs                           $313
                         State NOLs                               83
                  Valuation allowance                           (396)
                                                                 ---

                  Net deferred tax asset                        $  -
                                                                ====


              Federal and state NOLs expire fifteen years from the year in which the losses incurred before fiscal 1998, and twenty years for all loses incurred after fiscal 1997. The Federal and state NOLs begin expiring in the year 2007. In addition the Internal Revenue Code contains provisions which may limit the net operating loss carryforward that is available for use in any given year based on significant changes in ownership interest of the Company.

              The following table summarizes the anticipated expiration of unused NOLs (in $000's):

                        Fiscal                            Approximate
                         Year                            NOLs Expiring
                        ------                           -------------

                         2007                                 $334
                         2008                                  182
                         2009                                  140
                         2011                                  105
                         2018                                   16
                         2019                                   77
                         2020                                   68
                                                              ----
                                                              $922
                                                              ====

3.       Treasury Stock
         --------------
              During   1999,  the  Company   retired  common  stock  held in the
         treasury. The excess cost over par value has been charged to additional paid in capital.

4.       Common Stock
         ------------
              In the third quarter of 2000, the stockholders of the Company approved a one-for-ten reverse stock split and an increase in the authorized shares from 10,000,000 to 12,000,000, both effective as of the close of business on October 16, 2000. As a result of this reverse stock split, there was a reclassification of $89,821 from common stock to capital in excess of par value, which has been recorded in the accompanying financial statements.

              On September 12, 1990, the Board of Directors approved a non-qualified stock option plan authorizing the issuance of options to 250,000 shares of common stock at market value. This plan expired in September 2000, with no options granted.

5.       Leases
         ------
              The Company has no outstanding leases. Rent expense for 1999 was $838. There was no rent expense in 2000.

6.       Related Party Transactions
         --------------------------
              A director of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 2000 and 1999, $4,500 and $13,500, respectively was paid to T.A. Raymond & Company, Inc., for consulting services.

              A management fee of $1,800 was accrued in 2000. This management fee is payable to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 23% of the Company's outstanding common stock.

7.       Contingencies
         -------------
              In July 1999, the Company was served with a complaint filed in the Court of Common Pleas in Philadelphia, Pa., entitled Dean Vignola and Kathleen Vignola vs. Geigy Corporation,et.al (the "Complaint"). The Complaint alleges that the Company and numerous other defendants caused injury to Dean Vignola and thereby harm and alleged damages in excess of $50,000 to Dean and Kathleen Vignola ("Plaintiffs"). Plaintiffs' Complaint also alleged that as an owner of the site of the alleged injury the Company caused injury and harm to Plaintiffs. However, the Company did not own the property at the time of Dean Vignola's alleged injury. The Company settled this matter with Plaintiffs as of February, 2000 and although the Company will remain as a Defendant until a verdict of dismissal of the case in its entirety, Plaintiffs have agreed to indemnify the Company against any liability in this matter now or in the future. The case has been scheduled for trial in May 2001 and plaintiffs' legal counsel has notified the Company's legal counsel that it will be forwarding to the court on order to Settle, Discontinue and Dismiss. Included in general and administrative expenses for the year 1999 was approximately $50,000 consisting of settlement costs and legal fees.

Item 8. -     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING
------        ------------------------------------------------------------------
              AND FINANCIAL DISCLOSURE
              ------------------------

     On June 8, 2000 the Board of Directors of the Company retained Bederson & Company LLP ("Bederson"), Certified Public Accountants, as its Independent Auditors for the year ended December 31, 2000, replacing Cogen Sklar LLP ("Cogen Sklar").

     No report on the financial statements of the Company issued by Cogen Sklar during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainly, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through June 8, 2000, between Cogen Sklar and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Bederson to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through June 8, 2000, none of the events listed in items (1) through (3) of Item 304 (b) of Regulation S-K have occurred; and during such period the Company has not consulted with Bederson concerning any matter referred to under paragraphs (i) or (ii) of Item 304 (a) (2) of Regulation S-K.

                                    PART III
                                    --------

Item 9. -         DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
-------           -------------------------------------------------


     The three members of the Board of Directors were elected at the 2000 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 2001 were as follows:


                                                      Position and Office
                                                      Presently Held with                  Director
      Name of Person                 Age                  the Company                       Since
      --------------                 ---              -------------------                  --------

      John W. Galuchie, Jr.          48              Chairman, Director and
                                                     President of the Company                2000

      Leonard M. Tannenbaum          29              Director and Vice-
                                                     President of the Company                2000

      Theodore A. Raymond            73              Director                                1967

      Sue Ann Itzel                  37              Treasurer & Secretary                      -




     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., ("Winston") a securities broker/dealer, as President since January 1990 and a director since September 1989; (ii) Kent Financial Services, Inc., ("Kent") in various positions since 1986, including Treasurer of Asset Value Management Inc., ("AVM") a wholly owned subsidiary of Kent and the sole general partner of Asset Value Fund Limited Partnership; (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President since April 1998;
(iv) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998; and (v)Gish Biomedical, Inc., a medical device manufacturer, as a director since September 1999 and as Chairman since March 2000. From December 1998 to June 1999, Mr. Galuchie was a director of HealthRite, Inc., a nutritional products company and from July 1992 to January 2000, Mr. Galuchie was Vice President, Treasurer and director of Golf Rounds.com, Inc., an internet content provider.

     Leonard M. Tannenbaum, CFA has been a Managing Partner at MYFM Capital, LLC, an investment banking firm since March 1998; a director of New World Coffee & Bagel, Inc., since March, 1999; a director of Cortech, since November 1999; a director of Assisted Living Concepts, Inc., a company that operates, owns and leases assisted living residences, since January 2001; a director of Timesys, an embedded Linux company since April, 2000; and a director of Transcentives.com, an internet holding company since April, 2000. From June 1999 to June 2000, Mr. Tannenbaum was President of CollectingNation.com, LLC, an internet auction site; from April 1997 to April 1999, a principal with LAR Managment, Inc.; from June 1996 to June 1997, Assistant Portfolio Manager at Pilgrim Baxter; and from June 1994 to June 1996, Assistant Vice President and analyst in the Small Company Group at Merrill Lynch & Co.

     Theodore A. Raymond has been a director of the Company since 1967. He was also the Company's President and Chief Executive Officer from 1967 to 2000.

     Sue Ann Itzel, a certified public accountant is principally engaged in the following businesses: (i) Winston, in various positions since September 1995 and Vice President

                                      III-1
since December 2000; (ii) Kent, in various positions since 1995 including Assistant Secretary and Assistant Treasurer of AVM; (iii) Pure World, Inc., in various positions since September 1995, including Vice President since August 2000; and (iv) Cortech, Inc., as Secretary and Chief Financial Officer since September 1998.


Item 10. -    EXECUTIVE COMPENSATION
-------       ----------------------

REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 2000 or 1999. During 2000 and 1999, T.A. Raymond & Company, Inc. ( a company owned by Mr. Raymond and his spouse) was paid $4,500 and $13,500, respectively, for consulting services.






                                      III-2

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2001, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:



                                                Number of Shares                  Percentage of
Name and Address                                 Of Common Stock                   Common Stock
of Beneficial Owner                             Beneficially Owned                 Outstanding
-------------------                             ------------------                 ------------

John W. Galuchie, Jr.
376 Main Street
Bedminster, NJ 07921                                317,058 (1)                       23.09%

Leonard M. Tannenbaum
17 Leisure Farm Drive
Armonk, NY 10504                                    300,200 (2)                       21.87%

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406                           100,510                            7.32%

Asset Value Fund Limited Partnership
376 Main Street - P.O. Box 74
Bedminster, NJ 07921                                316,558                           23.06%

MYFM Capital, LLC
700 Scarsdale Avenue #2C
Scarsdale, NY 10583                                 300,000                           21.85%

Sue Ann Itzel
376 Main Street
Bedminster, NJ 07921                                336,558 (3)                       24.51%

All Directors and
officers as a group
(4 Persons)                                         737,768                           53.74%



* Represents less than one percent.

(1) Includes 316,558 shares owned by Asset Value Fund Limited Partnership of which Mr. Galuchie disclaims beneficial ownership. Mr. Galuchie is the Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.

(2)  Includes  300,000   shares  owned  by  MYFM  Capital,   LLC  of  which  Mr.
Tannenbaum disclaims beneficial ownership. Mr. Tannenbaum is the Managing Partner of MYFM Capital, LLC.


                                      III-3

(3) Includes 316,558 shares owned by Asset Value Fund Limited Partnership of which Miss Itzel disclaims beneficial ownership. Miss Itzel is the Assistant Secretary and Assistant Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.


Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     A director of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 2000 and 1999 $4,500 and $13,500, respectively, was paid to
T. A. Raymond & Company, Inc., for consulting services.

     A management fee of $1,800 was accrued in 2000. This management fee is payable to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 23% of the Company's outstanding common stock.

                                      III-4

                                     PART IV
                                     -------

Item 13. - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------   ------------------------------------------------------------------

     The following exhibits are filed as part of this report:

(a)      Exhibits
         --------


    Exhibit Number                  Exhibit                                             Method of Filing
    --------------                  -------                                             ----------------

          3.1                       Articles of Incorporation                           Incorporated by
                                                                                        reference
                                                                                        to Proxy Statement
                                                                                        on Schedule 14A
                                                                                        filed July 14, 2000.

          3.2                       By-laws                                             Incorporated by
                                                                                        reference to Proxy
                                                                                        Statement on
                                                                                        Schedule 14A filed
                                                                                        July 14, 2000

          27                        Financial Data Schedule for the                     Filed herewith
                                    year ended December 31, 2000.




(b)      Reports on Form 8-K
         --------------------

         On October 12, 2000, the Company filed a Form 8-K reporting the results of the Annual Meeting of Stockholders held on September 8, 2000. The Company also reported that it had completed a private placement of 375,000 shares of it's Common Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL DEVICES, INC.



March 29, 2001                               By: /s/ John W. Galuchie, Jr.
                                                 ----------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President



March 29, 2001                               By: /s/ Sue Ann Itzel
                                                 ----------------------------
                                                 Sue Ann Itzel
                                                 Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.

March 29, 2001                               By: /s/ John W. Galuchie, Jr.
                                                 ----------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President


March 29, 2001                               By: /s/ Leonard M. Tannenbaum
                                                 ----------------------------
                                                 Leonard M. Tannenbaum
                                                 Director and Vice President


March 29,2001                                By: /s/ Theodore A. Raymond
                                                 ----------------------------
                                                 Theodore A. Raymond
                                                 Director