Form 10QSB
period 2001-03-31
GENERAL DEVICES INC
filed 2001-05-11
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    March 31, 2001
                                          ------------------

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      21-0661726
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


            376 Main Street, P.O. Box 74 Bedminster, New Jersey 07921
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-1881
               ---------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2001, the issuer had 1,372,922 shares of its common stock, par value $.01 per share, outstanding.

     Transitional  Small Business  Disclosure Format (check one).
                              Yes   No X
                                 ---  ---

Part I - FINANCIAL INFORMATION
------   ---------------------
Item 1 - Financial Statements
------   ---------------------
                              GENERAL DEVICES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                    March 31,
                                                                      2001
                                                                   ----------
Assets
------

Current assets:
  Cash                                                              $  35,284
                                                                    ---------
     Total current assets                                           $  35,284
                                                                    =========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $  10,011
                                                                    ---------

Stockholders' equity:
  Common stock $.01 par value 12,000,00
    shares authorized; 1,372,922 outstanding                           13,729
  Capital in excess of par value                                    2,183,102
  Accumulated deficit                                              (2,171,558)
                                                                    ---------

     Total stockholders' equity                                        25,273
                                                                    ---------

     Total liabilities and stockholders'
      equity                                                        $  35,284
                                                                    =========





                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2001               2000
                                                   ---------          ---------
Revenue                                            $       -          $       -

Expenses:

  General and administrative                          10,343              9,430
                                                   ---------          ---------

Net loss                                          ($  10,343)        ($   9,430)
                                                   =========          =========

Basic and diluted net loss per share              ($     .01)        ($     .01)
                                                   =========          =========

Average weighted number of
   shares outstanding                              1,372,923            998,007
                                                   =========          =========























                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                        March 31,
                                               -------------------------
                                                 2001             2000
                                               --------         --------

Cash flows from operating activities:
   Net loss                                    ($10,343)        ($ 9,430)
   Change in accounts payable and
       accrued liabilities                        6,655         ( 34,742)
                                                -------          -------
      Net cash used in operating
       activities                              (  3,688)        ( 44,172)
                                                -------          -------

Net decrease in cash                           (  3,688)        ( 44,172)

Cash at beginning of period                      38,972           63,691
                                                -------          -------

Cash at end of period                           $35,284          $19,519
                                                =======          =======


















                 See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosure required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Net Loss Per Share
     ------------------

     Basic loss per common share are computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share are computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. The Company has no outstanding stock options.

     All share and per share information reflects a one-for-ten reverse stock split effective as of the close of business on October 16, 2000.

Item 2 -   Management's Discussion and Analysis of Financial
-----
           Condition and Results of Operations
           -------------------------------------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated in Bedminster, New Jersey. The Company had no revenues in the first quarter of 2001 or in 2000.

     General and administrative expenses were $10,343 in the first quarter of 2001, compared to $9,430 in the first quarter of 2000 an increase of $913. In the first quarter of 2001, general and administrative expenses consisted of accounting fees of $7,500, management fees of $600 and all other office expenses of $2,243. In the first quarter of 2000, general and administrative expenses consisted of consulting fees of $4,500, accounting fees of $2,600 and all other office expenses of $2,330.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001 the Company had cash and working capital of $35,284 and $25,273, respectively. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

PART II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          None

(b)       Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENERAL DEVICES, INC.



Dated: May 11, 2001                              By: /s/ John W. Galuchie, Jr.
                                                 ------------------------------
                                                 John W. Galuchie, Jr.
                                                 President