Form 10QSB
period 2001-09-30
GENERAL DEVICES INC
filed 2001-11-07
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2001
                                     ------------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF  THE  SECURITIES
          EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


           Delaware                                           21-0661726
------------------------------                          ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


               376 Main Street, P.O. Box 74, Bedminster, NJ 07921
               --------------------------------------------------
                  (Address of principal executive offices)


                                 (908) 234-1881
           ----------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
  ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2001, the issuer had 1,372,922 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                              Yes      No  X
                                 ---      ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------

Item 1. - Financial Statements
-------   ---------------------

                               GENERAL DEVICES, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                         September 30,
                                                             2001
                                                        ---------------
Assets
------

Current assets:
  Cash                                                    $   21,798
  Prepaid assets                                                 668
                                                          ----------
      Total current assets                                $   22,466
                                                          ==========

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accrued liabilities                                    $    6,930
                                                         ----------
      Total current liabilities                               6,930
                                                         ----------


Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 1,372,922 outstanding                 13,729
  Capital in excess of par value                          2,183,102
  Accumulated deficit                                   ( 2,181,295)
                                                         ----------

      Total stockholders' equity                             15,536
                                                         ----------

      Total liabilities and stockholders'
          equity                                         $   22,466
                                                         ==========















               See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                      2001              2000
                                                   ---------         ---------

Revenue                                            $       -         $       -

General and administrative expenses                    4,589            24,862
                                                   ---------         ---------

Net loss                                          ($   4,589)       ($  24,862)
                                                   =========         =========

Basic and diluted net loss per share              ($       -)       ($     .02)
                                                   =========         =========

Weighted average number of
  shares outstanding                               1,372,922           998,007
                                                   =========         =========






















               See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                        Nine Months Ended
                                                          September 30,
                                                     -----------------------
                                                       2001          2000
                                                     ---------     ---------

Revenue                                              $       -     $       -

General and administrative expenses                     20,079        58,347
                                                     ---------     ---------

Net loss                                            ($  20,079)    ($ 58,347)
                                                     =========      ========

Basic and diluted net loss per share                ($     .01)    ($    .06)
                                                     =========      ========

Weighted average number of
  shares outstanding                                 1,372,922       998,007
                                                     =========      ========






















                   See accompanying notes to financial statements.

                              GENERAL DEVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                        Nine Months Ended
                                                          September 30,
                                                     -----------------------
                                                        2001         2000
                                                     ---------     ---------

Cash flows from operating activities:
     Net loss                                        ($ 20,079)    ($ 58,347)
     Change in prepaid assets                        (     668)            -
     Change in accounts payable and
      accrued liabilities                                3,573     (   3,108)
                                                      --------      --------
      Net cash used in operating activities          (  17,174)    (  61,455)
                                                      --------      --------


Net decrease in cash                                 (  17,174)    (  61,455)
Cash at beginning of period                             38,972        63,691
                                                      --------      --------
Cash at end of period                                 $ 21,798      $  2,236
                                                      ========      ========

Supplemental disclosures of cash flow
      information:

         Cash paid for income taxes                   $    340      $    240
                                                      ========      ========



















                 See accompanying notes to financial statements.

                            GENERAL DEVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001 AND 2000

                                 (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Net Loss Per Share
     ------------------

     The Company reports loss per share under the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic loss per share includes the weighted average number of common shares outstanding during the year. Diluted loss per share includes the weighted average number of shares outstanding and dilutive potential common shares, such as warrants and options. Since there are no dilutive potential common shares, basic and diluted loss per share are the same.

     All share and per share information reflects a one-for-ten reverse stock split effective as of the close of business on October 16, 2000.


Item 2. -    Management's Discussion and Analysis of Financial
-------      Condition and Results of Operations
             -----------------------------------
Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation ("TAD"). On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in the nine months ended September 30, 2001 or in 2000.

     General and administrative expenses were $4,589 and $24,862 for the quarters ended September 30, 2001 and 2000, respectively. General and administrative expenses for the quarter ended September 30, 2001 consisted of accounting fees of $2,000, stockholders expenses of $1,500, management fees of $600 and all other office expenses of $489. In the quarter ended September 30, 2000 general and administrative expenses consisted of stockholders expenses of $18,166 and legal fees of $5,442 (pertaining primarily to the Company's reorganization in Delaware) and all other office expenses of $1,254.

     For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $20,079 and $58,347, respectively. General and administrative expenses for the nine months ended September 30, 2001 consisted of accounting fees of $11,500, stockholders expenses of $5,276, management fees of $1,800 and all other office expenses of $1,503. In the nine months ended September 30, 2000 general and administrative expenses consisted of legal fees of $26,867 and stockholders expenses of $21,441 (pertaining primarily to the Company's reorganization in Delaware), consulting fees of $4,500, accounting fees of $3,830 and all other office expenses of $1,709.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2001 the Company had cash and working capital of $21,798 and $15,536, respectively. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.



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

                                                     GENERAL DEVICES, INC.



Dated: November 7, 2001                       By:/s/ John W. Galuchie, Jr.
                                                 ------------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman