Form 10KSB
period 2001-12-31
GENERAL DEVICES INC
filed 2002-03-08
CIK 40528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

MARK ONE:
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For the fiscal year ended December 31, 2001

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

                      376 Main Street, Bedminster, NJ 07921
                     ---------------------------------------
             (Address of principal executive offices with Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer had no revenues for the fiscal year ended December 31, 2001.

     At January 31, 2002, there were 1,372,922 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $176,000.

     Transitional  Small  Business   Disclosure  Format  Yes     No X
                                                            ---    ---

                                     PART I
                                     ------

Item 1 - DESCRIPTION OF BUSINESS
------   -----------------------

General
-------

     General Devices, Inc., and Subsidiary (the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2001 or 2000.

     In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed.

     The Company had no employees during 2000 and 2001.


Item 2  - PROPERTIES
------    ----------

     The Company owns no real property.

Item 3  - LEGAL PROCEEDINGS
------    -----------------

     NONE

Item 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ----------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

                                            High                          Low
                                            ----                          ---

         2001
         ----

                  March 31                  $ .625                        $ .32
                  June 30                     .312                          .30
                  September 30                .51                           .35
                  December 31                 .55                           .30

         2000
         ----

                  March 31                  $1.50                         $1.10
                  June 30                     .60                           .50
                  September 30               1.40                           .50
                  December 31                 .70                           .312


         (c) As of January 31, 2002 the Company had 2,040 stockholders of record. The closing price of the Common Stock was $.30 on January 31, 2002.


     The Company had not declared or paid any dividends on its common stock in 2001 or 2000 and does not foresee doing so in the immediate future.

Item 6. -  MANAGEMENT   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
-------    ---------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2001 or 2000.


     General and administrative expenses were approximately $27,000 in 2001, a decrease of $41,000 from general and administrative expenses of approximately $68,000 in 2000. In 2001, general and administrative expenses consisted principally of accounting fees of $13,500, corporate governance expenses of $7,500, management fees of $2,400 and all other expenses of $3,600. In 2000, general and administrative expenses consisted principally of legal fees of $30,000 corporate governance expenses of $24,000, accounting fees of $4,800 consulting fees of $4,500, management fees of $1,800 and all other expenses of $2,900.


Liquidity and Capital Resources
-------------------------------

     At December 31, 2001 the Company had cash of $31,608 and net working capital of $8,524. Management believes that the Company's cash is adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

Item 7.   FINANCIAL STATEMENTS
-------   --------------------

          The financial statements filed herein are listed below:

          Independent Auditors' Report


          Financial Statements:

                   Consolidated Balance Sheet - December 31, 2001

                   Consolidated Statements of Operations -
                            Years ended December 31, 2001 and 2000

                   Consolidated Statements of Stockholders' Equity -
                            Years ended December 31, 2001 and 2000

                   Consolidated Statements of Cash Flows -
                            Years ended December 31, 2001 and 2000

                   Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 and Stockholders of
General Devices, Inc.
Bedminster, New Jersey


We have audited the accompanying consolidated balance sheet of General Devices, Inc. and subsidiary (a Delaware Corporation) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Devices, Inc. and subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.





                                                    BEDERSON & COMPANY LLP




West Orange, New Jersey
February 6, 2002

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                              December 31,
                                                                  2001
                                                              ------------

ASSETS
------

Current Assets:
   Cash                                                        $   31,608
   Prepaid assets                                                     418
                                                               ----------
         Total current assets                                  $   32,026
                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accrued liabilities                                         $   23,502
                                                               ----------

Stockholders' Equity:
   Common Stock - $.01 par value;
      12,000,000 shares authorized;
      1,372,922 issued and outstanding                             13,729
   Contributed capital in excess of par value                   2,183,102
   Accumulated deficit                                        ( 2,188,307)
                                                               ----------
         Total stockholders' equity                                 8,524
                                                               ----------
         Total liabilities and stockholders' equity            $   32,026
                                                               ==========




























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Year Ended December 31,
                                                 -------------------------
                                                    2001           2000
                                                 ---------       ---------

Revenue                                           $      -       $       -
Expenses:
  General and administrative                        27,091          68,333
                                                 ---------       ---------

Net loss                                        ($  27,091)     ($  68,333)
                                                 =========       =========

Weighted average number of shares
 outstanding                                     1,372,922       1,075,793
                                                 ---------       ---------

Basic and diluted loss per share                ($     .02)     ($     .06)
                                                 =========       =========






































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         RESTATED TO REFLECT ONE-FOR-TEN
                         REVERSE STOCK SPLIT (SEE NOTE 3)


                                                                 Contributed
                                                                 Capital in
                                 Number           Common         Excess of        Accumulated
                                Of Shares         Stock          Par Value          Deficit           Total
                                ---------      ------------      -----------      -----------       -----------


Balance December 31, 1999         998,007          $ 9,980       $2,111,852       ($2,092,883)       $ 28,949

Net loss for the year                   -                -                -       (    68,333)      (  68,333)

Issuance of Common Stock
 stock through a
 private offering                 375,000            3,750           71,250                 -          75,000

Effect of Reverse Stock
 Split                         (       83)        (      1)               1                 -               -
                                ---------          -------        ---------        ----------        --------
Balance December 31, 2000       1,372,924           13,729        2,183,103       ( 2,161,216)         35,616

Net loss for the year                   -                -                -       (    27,091)      (  27,091)

Purchase of Common Stock       (        2)               -      (         1)                -       (       1)
                                ---------          -------       ----------        ----------        --------

Balance December 31, 2001       1,372,922          $13,729       $2,183,102       ($2,188,307)       $  8,524
                                =========          =======       ==========        ==========        ========









          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                  Year Ended December 31,
                                                  -----------------------
                                                    2001           2000
                                                  --------       --------

Cash flows from operating activities:
   Net loss                                      ($ 27,091)     ($ 68,333)
   Change in prepaid assets                      (     418)             -
   Change in accounts payable
      and accrued liabilities                       20,145      (  31,386)
                                                  --------       --------
   Net cash used in operating activities         (   7,364)     (  99,719)
                                                  --------       --------

Cash flows from financing activities:
   Issuance of capital stock                             -         75,000
                                                  --------       --------

Decrease in cash                                 (   7,364)     (  24,719)
Cash at beginning of year                           38,972         63,691
                                                  --------       --------
Cash at end of year                               $ 31,608       $ 38,972
                                                  ========       ========



































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Summary of Significant Accounting Policies
          ------------------------------------------

          Operations
          ----------

               General Devices, Inc., and Subsidiary (the "Company") had been engaged in the business of providing contract technical services.
          Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in 2001 or 2000.

               In  2001,  the  Company   established   GD  MergerSub,   Inc.  in
          contemplation of a possible acquisition that was not completed.

               The Company had no employees during 2000 and 2001.

          Principles of Consolidation
          ---------------------------

               The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: GD MergerSub, Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

          Estimates
          ---------

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates based on management's knowledge and experience. Accordingly, results could differ from those estimates.

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


          Comprehensive Income
          --------------------

               The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," beginning January 1, 1998. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, no separate disclosure of comprehensive income has been presented.

2.        Income Taxes
          ------------

               The Company had net operating loss carryforwards (NOLs) of approximately $949,000 at December 31, 2001, for the Federal and state income tax reporting purposes. These losses create a deferred tax asset at December 31, 2001. The Company has recorded a 100% valuation allowance against deferred tax assets. Federal and state income tax benefits of approximately $9,000 and $2,000 for the year ended December 31, 2001 and $23,000 and $6,000 for the year ended December 31, 2000, respectively, are fully reserved due to the uncertainty of their ultimate realization. The valuation allowance increased approximately $12,000 and $29,000 during the years ended December 31, 2001 and 2000 respectively.

               The tax effects of significant items composing the Company's net deferred tax asset, as of December 31, 2001, are as follows (in $000's):

                   Deferred tax asset:
                           Federal NOLs                      $323
                           State NOLs                          85
                   Valuation allowance                       (408)
                                                             ----

                   Net deferred tax asset                    $  -
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

               The following table summarizes the anticipated expiration of unused NOLs (in $000's):

                         Fiscal                           Approximate
                          Year                           NOLs Expiring
                         ------                          -------------

                          2007                                $334
                          2008                                 182
                          2009                                 140
                          2011                                 105
                          2018                                  16
                          2019                                  77
                          2020                                  68
                          2021                                  27
                                                              ----
                                                              $949
                                                              ====
                                       F-7

3.        Common Stock
          ------------

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


4.        Related Party Transactions
          --------------------------

               A director of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 2000, $4,500 was paid to T.A. Raymond & Company, Inc., for consulting services.

               A management fee of $2,400 as well as $1,800 that had been accrued as of December 31, 2000 was paid in 2001, to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 23% of the Company's outstanding common stock.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------      ---------------------------------------------
             ON ACCOUNTING AND FINANCIAL DISCLOSURE
             --------------------------------------

             None.

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

     The directors and executive officers of the Company at February 28, 2002 were as follows:

                                        Position and Office
                                        Presently Held with           Director
      Name of Person           Age          the Company                 Since
      --------------           ---      -------------------           --------

      John W. Galuchie, Jr.     49      Chairman, Director and
                                        President of the Company        2000

      Leonard M. Tannenbaum     30      Director and Vice-
                                        President of the Company        2000

      Theodore A. Raymond       74      Director                        1967

      Sue Ann Itzel             38      Treasurer & Secretary              -


     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., ("Winston") a securities broker/dealer, as President since January 1990 and a director since September 1989; (ii) Kent Financial Services, Inc., ("Kent") in various positions since 1986, including Treasurer of Asset Value Management Inc., ("AVM") a wholly owned subsidiary of Kent and the sole general partner of Asset Value Fund Limited Partnership ("AVF"); (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President from April 1998 to October 2001; (iv) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998; and (v)Gish Biomedical, Inc., a medical device manufacturer, as a director since September 1999 and as Chairman since March 2000. From December 1998 to June 1999, Mr. Galuchie was a director of HealthRite, Inc., a nutritional products company and from July 1992 to January 2000, Mr. Galuchie was Vice President, Treasurer and director of Golf Rounds.com, Inc., an internet content provider.













                                      III-1

     Leonard M. Tannenbaum, CFA has been a Managing Partner at MYFM Capital, LLC, an investment banking firm since March 1998; a director of New World Coffee & Bagel, Inc., since March, 1999; a director of Cortech, since November, 1999; a director of Assisted Living Concepts, Inc., a company that operates, owns and leases assisted living residences, since January 2001; and a director of Transcentives.com, an internet holding company since April, 2000. From April 2000 to November 2001 Mr. Tannenbaum was a director of Timesys, an embedded Linux company; from June 1999 to June 2000, Mr. Tannenbaum was President of CollectingNation.com, LLC, an internet auction site; from April 1997 to April 1999, a principal with LAR Management, Inc.; from June 1996 to June 1997, Assistant Portfolio Manager at Pilgrim Baxer; and from June 1994 to June 1996, Assistant Vice President and analyst in the Small Company Group at Merrill Lynch & Co.

     Theodore A. Raymond has been a director of the Company since 1967. He was also the Company's President and Chief Executive Officer from 1967 to 2000.

     Sue Ann Itzel, a certified public accountant is principally engaged in the following businesses: (i) Winston, in various positions since September 1995 and Vice President since December 2000; (ii) Kent, in various positions since 1995 including Assistant Secretary and Assistant Treasurer of AVM; (iii) Pure World, Inc., in various positions since September 1995, including Vice President since August 2000; and (iv) Cortech, Inc., as Secretary and Chief Financial Officer since September 1998.


Item 10. - EXECUTIVE COMPENSATION
--------   ----------------------


REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 2001 or 2000. During 2000, T.A. Raymond & Company, Inc. (a company owned by Mr. Raymond and his spouse) was paid $4,500, for consulting services.




























                                      III-2

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of December 31, 2001, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                         Number of Shares        Percentage of
Name and Address                         of Common Stock         Common Stock
of Beneficial Owner                      Beneficially Owned      Outstanding
-------------------                      ------------------      -------------

John W. Galuchie, Jr.
376 Main Street
Bedminster, NJ 07921                         317,058 (1)             23.09%

Leonard M. Tannenbaum
17 Leisure Farm Drive
Armonk, NY 10504                             300,200 (2)             21.87%

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406                    100,510                  7.32%

Asset Value Fund Limited Partnership
376 Main Street
Bedminster, NJ 07921                         316,558                 23.06%

MYFM Capital, LLC
344 Main Street
Suite 104
Mt. Kisco, NY 10549                          300,000                 21.85%

Sue Ann Itzel
376 Main Street
Bedminster, NJ 07921                         336,558 (3)             24.51%

All Directors and
officers as a group
(4 Persons)                                  737,768                 53.74%


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


                                      III-3

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     A director of General Devices, Inc., and his wife own T.A. Raymond & Company, Inc. During 2000 $4,500, was paid to T. A. Raymond & Company, Inc., for consulting services.

     A management fee of $2,400 as well as $1,800 that was accrued as of December 31, 2000 was paid in 2001 to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 23% of the Company's outstanding common stock.















































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

    The following exhibits are filed as part of this report:

(a)      Exhibits
         --------

         Exhibit Number    Exhibit                          Method of Filing
         --------------    -------                          ----------------

              3.1          Articles of Incorporation        Incorporated by
                                                            reference
                                                            to Proxy Statement
                                                            on Schedule 14A
                                                            filed July 14, 2000.

              3.2          By-laws                          Incorporated by
                                                            reference to Proxy
                                                            Statement on
                                                            Schedule 14A filed
                                                            July 14, 2000

              21           Subsidiaries of the Registrant   Filed herewith


(b)      Reports on Form 8-K
         -------------------

         NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL DEVICES, INC.



March 8, 2002                                By: /s/ John W. Galuchie, Jr.
                                                 ----------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President



March 8, 2002                                By: /s/ Sue Ann Itzel
                                                 ----------------------------
                                                 Sue Ann Itzel
                                                 Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


March 8, 2002                                By: /s/ John W. Galuchie, Jr.
                                                 ----------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President



March 8, 2002                                By: /s/ Leonard M. Tannenbaum
                                                 ----------------------------
                                                 Leonard M. Tannenbaum
                                                 Director and Vice President



March 8, 2002                                By: /s/ Theodore A. Raymond
                                                 ----------------------------
                                                 Theodore A. Raymond
                                                 Director

                                                                    EXHIBIT 21



                              GENERAL DEVICES, INC.




Name of Subsidiary                                   State of Incorporation
------------------                                   ----------------------



GD MergerSub, Inc.                                          Delaware