Form 10QSB
period 2002-03-31
GENERAL DEVICES INC
filed 2002-05-02
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  March 31, 2002
                                      --------------

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION 13  OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                           Commission File No.: 0-3125
                                                ------

                              General Devices, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                           21-0661726
           --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


               376 Main Street, P.O. Box 74, Bedminster, NJ 07921
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (908) 234-1881
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---   ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2002, the issuer had 1,372,922 shares of its common stock, par value $.01 per share, outstanding.

     Transitional  Small  Business  Disclosure  Format (check one).
                                  Yes    No X
                                     ---   ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------

Item 1. - Financial Statements
-------   --------------------

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               March 31,
                                                                 2002
                                                              ----------
Assets
------

Current assets:
  Cash                                                        $   12,894
  Prepaid expenses                                                   167
                                                              ----------
      Total current assets                                    $   13,061
                                                              ==========

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accrued liabilities                                         $    8,829
                                                              ----------
      Total current liabilities                                    8,829
                                                              ----------


Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 1,372,922 outstanding                      13,729
  Capital in excess of par value                               2,183,102
  Accumulated deficit                                        ( 2,192,599)
                                                              ----------
      Total stockholders' equity                                   4,232
                                                              ----------

      Total liabilities and stockholders'
        equity                                                $   13,061
                                                              ==========






















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2002          2001
                                                     ----------    ----------

Revenue                                              $        -    $        -

General and administrative expenses                       4,292        10,343
                                                     ----------     ---------

Net loss                                            ($    4,292)  ($   10,343)
                                                     ==========    ==========

Basic and diluted net loss per share                ($        -)  ($      .01)
                                                     ==========    ==========

Weighted average number of
   shares outstanding                                 1,372,922     1,372,923
                                                     ==========    ==========


































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                        Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2002          2001
                                                     ----------    ----------

Cash flows from operating activities:
  Net loss                                            ($  4,292)    ($ 10,343)
  Change in prepaid expenses                                251             -
  Change in accounts payable and
    accrued liabilities                               (  14,673)        6,655
                                                       --------      --------
  Net cash used in operating activities               (  18,714)    (   3,688)
                                                       --------      --------


Net decrease in cash                                  (  18,714)    (   3,688)
Cash at beginning of period                              31,608        38,972
                                                       --------      --------
Cash at end of period                                  $ 12,894      $ 35,284
                                                       ========      ========
































          See accompanying notes to consolidated financial statements.
                                        4

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.


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

Item 2. -   Management's Discussion and Analysis of Financial
-------     Condition and Results of Operations
            -----------------------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation ("TAD"). On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in the three months ended March 31, 2002 or in 2001.

     General and administrative expenses were $4,292 and $10,343 for the quarters ended March 31, 2002 and 2001, respectively. General and administrative expenses for the quarter ended March 31, 2002 consisted of accounting fees of $2,000, stockholders expenses of $1,554, management fees of $600 and all other office expenses of $138. In the quarter ended March 31, 2001 general and administrative expenses consisted of accounting fees of $7,500, stockholders expenses of $2,011, management fees of $600 and all other office expenses of $232.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2002 the Company had cash and working capital of $12,894 and $4,232, respectively. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.



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

                                                      GENERAL DEVICES, INC.



Dated: May 1, 2002                               By:  /s/ John W. Galuchie, Jr.
                                                      -------------------------
                                                      John W. Galuchie, Jr.
                                                      Chairman