Form 10QSB
period 2002-06-30
GENERAL DEVICES INC
filed 2002-08-13
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    June 30, 2002
                                            -------------

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


     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2002 the issuer had 2,122,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one). Yes     No  X
                                                               ---    ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------
Item 1. - Financial Statements
-------   --------------------

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                     June 30,
                                                                       2002
                                                                       ----
Assets
------

Current assets:
  Cash                                                              $  142,084
  Prepaid expenses                                                       1,091
                                                                    ----------
    Total current assets                                               143,175
Investment in unproved oil producing activities                         53,074
                                                                    ----------
    Total assets                                                    $  196,249
                                                                    ==========

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $    6,242
  Oil drilling and production costs payable                             44,575
                                                                    ----------
    Total current liabilities                                           50,817
                                                                    ----------

Commitments and contingencies

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,122,922 issued and outstanding                 21,229
  Capital in excess of par value                                     2,325,602
  Accumulated deficit                                              ( 2,201,399)
                                                                    ----------
    Total stockholders' equity                                         145,432
                                                                    ----------
    Total liabilities and stockholders'
      equity                                                        $  196,249
                                                                    ==========










          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                         Three Months Ended
                                                              June 30,
                                                        ---------------------
                                                           2002        2001
                                                        ---------    --------

Revenue                                                 $       -    $       -

General and administrative expenses                         8,800        5,147
                                                        ---------    ---------

Net loss                                               ($   8,800)  ($   5,147)
                                                        =========    =========

Basic and diluted net loss per share                   ($     .01)   $       -
                                                        =========    =========

Weighted average number of
  shares outstanding                                    1,480,065    1,372,922
                                                        =========    =========






















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                           Six Months Ended
                                                                June 30,
                                                         --------------------
                                                           2002        2001
                                                         --------    --------

Revenue                                                 $       -   $       -

General and administrative expenses                        13,092      15,490
                                                        ---------   ---------

Net loss                                               ($  13,092) ($  15,490)
                                                        =========   =========

Basic and diluted net loss per share                   ($     .01) ($     .01)
                                                        =========   =========

Weighted average number of
  shares outstanding                                    1,426,789   1,372,923
                                                        =========   =========





















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             2002       2001
                                                           ---------  ---------

Cash flows from operating activities:
  Net loss                                                ($ 13,092) ($ 15,490)
  Change in prepaid expenses                              (     673)         -
  Change in accounts payable and
    accrued liabilities                                   (  17,260)     1,211
                                                           --------   --------
    Net cash used in operating activities                 (  31,025) (  14,279)
                                                           --------   --------

Cash flows used in investing activities -
  Investment in unproved oil producing activities         (   8,499)         -
                                                           --------   --------

Cash flows from financing activities:
  Issuance of common stock in private placement             150,000          -
                                                           --------   --------

Net increase(decrease)in cash                               110,476  (  14,279)
Cash at beginning of period                                  31,608     38,972
                                                           --------   --------
Cash at end of period                                      $142,084   $ 24,693
                                                           ========   ========


Supplemental disclosures of cash flow information:

      Cash paid for income taxes                           $    240   $    340
                                                           ========   ========
      Non-cash investment in unproved
       oil producing activities and
       increase in oil drilling and
       production costs payable                            $ 44,575          -
                                                           ========   ========
















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Investment in Unproved Oil Producing Activities
     -----------------------------------------------

     During June 2002 the Company committed to invest approximately $159,000 in the drilling of an oil well in eastern Montana. Of this amount the Company paid $8,499 in June 2002 and $114,640 in July 2002 and is committed to pay approximately $36,000 one to four months after the completion of the well. Based on daily drilling reports, as of June 30, 2002 approximately 33% of the total estimated costs had been incurred. Accordingly, the Company has capitalized its proportionate share of these costs as Investment in Unproved Oil Producing Activities and has accrued the unpaid capitalized costs. As of the date of this filing the well was nearing completion. Currently it is too soon to determine the ultimate recoverability of the Company's investment in this oil prospect.

     The Company entered into an agreement with an unrelated third party who introduced the Company to this investment opportunity. This agreement provides that when revenues are received the Company can retain all of the cash flow until it has recovered 120% of its investment, thereafter, the Company must pay to the introducing party 10% of any additional revenues received. The Company will have an approximate 8% working interest in this well which is estimated to yield a net revenue interest of 6.79% of the gross revenue generated by this well.

     In order to fund this investment the Company completed a sale of 750,000 shares of common stock at a price of $.20 per share to the Company's principal stockholders in a private transaction on June 18, 2002.

3.   Net Loss Per Share
     ------------------

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

4.    Accounting Policy - Oil and Gas Activities
      ------------------------------------------

     In accordance with accounting standards for oil and gas producing activities, the Company has classified its oil prospect production payments, which are payable in cash, as debt and shall apply comprehensive income tax allocation. The Company follows the successful efforts method of accounting for costs incurred in oil and gas producing activities and the manner of disposing of related capitalized costs are as follows:

     a. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred.

     b. Costs of drilling exploratory wells and exploratory-type stratigraphic test wells that do not find proved reserves are charged to expense when the wells do not find proved reserves.

     c. Costs of acquiring properties, costs of drilling development wells and development-type stratigraphic test wells, and costs of drilling successful exploratory wells and exploratory-type stratigraphic test wells are capitalized.

     d. The capitalized costs of wells and related equipment are amortized as the related oil and gas reserves are produced.

     e. Costs of unproved properties are assessed periodically, and a loss is recognized if the properties are impaired.

     (See the Company's Form 10-KSB for the year ended December 31, 2001 for a complete description of all other significant accounting policies.)

Item 2. -  Management's Discussion and Analysis of Financial
------     Condition and Results of Operations
           -----------------------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation ("TAD"). On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has had no operations. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction except the investment in the oil prospect discussed in Note 2 of Notes to Consolidated Financial Statements. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had no revenues in the six months ended June 30, 2002 or in 2001.

     General and administrative expenses were $8,800 and $5,147 for the quarters ended June 30, 2002 and 2001, respectively. General and administrative expenses for the quarter ended June 30, 2002 consisted of accounting fees of $4,000, stockholders expenses of $2,160, consulting fees of $1,184, management fees of $600 and all other office expenses of $856. In the quarter ended June 30, 2001 general and administrative expenses consisted of accounting fees of $2,000 stockholders expenses of $1,765, management fees of $600 and all other office expenses of $782.

     For the six months ended June 30, 2002 and 2001, general and administrative expenses were $13,092 and $15,490, respectively. General and administrative expenses for the six months ended June 30, 2002 consisted of accounting fees of $6,000, stockholders expenses of $3,714, management fees of $1,200 consulting fees of $1,184 and all other office expenses of $994. In the six months ended June 30, 2001 general and administrative expenses consisted of accounting fees of $9,500, stockholders expenses of $3,776, management fees of $1,200 and all other office expenses of $1,014.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2002 the Company had cash of $142,084 and working capital of $92,358.

     During June 2002 the Company committed to invest approximately $159,000 in the drilling of an oil well in eastern Montana. Of this amount the Company paid $8,499 in June 2002 and $114,640 in July 2002 and is committed to pay approximately $36,000 one to four months after the completion of the well. Based on daily drilling reports, as of June 30, 2002 approximately 33% of the total estimated costs had been incurred. Accordingly, the Company has capitalized its proportionate share of these costs as Investment in Unproved Oil Producing Activities and has accrued the unpaid capitalized costs. As of the date of this filing the well was nearing completion. Currently it is too soon to determine the ultimate recoverability of the Company's investment in this oil prospect.

     The Company entered into an agreement with an unrelated third party who introduced the Company to this investment opportunity. This agreement provides that when revenues are received the Company can retain all of the cash flow until it has recovered 120% of its investment, thereafter, the Company must pay to the introducing party 10% of any additional revenues received. The Company will have an approximate 8% working interest in this well which is estimated to yield a net revenue interest of 6.79% of the gross revenue generated by this well.

     In order to fund this investment the Company completed a sale of 750,000 shares of common stock at a price of $.20 per share to the Company's principal stockholders in a private transaction.

     Additional financing will likely be required to meet the Company's cash needs over the next twelve months. Management is currently reviewing the possibility of an additional private placement to the Company's principal stockholders.

Part II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
------    --------------------------------

(a)       Exhibits
          --------

          99.1 - Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K
          -------------------

          On June 27, 2002, the Company filed a Form 8-K reporting that it had completed a private placement of 750,000 shares of common stock. The Company also reported that it had made an investment in an oil prospect located in eastern Montana.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL DEVICES, INC.



Dated: August 13, 2002                  By: /s/ John W. Galuchie, Jr.
                                            ------------------------------
                                            John W. Galuchie, Jr.
                                            Chairman