Form 10QSB
period 2002-09-30
GENERAL DEVICES INC
filed 2002-11-13
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:    September 30, 2002
                                             ------------------

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

     State the number of shares outstanding of each of the issuer's classes of common stock: As of October 31, 2002 the issuer had 2,297,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one).
                                    Yes    No X
                                       ---   ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------

Item 1. - Financial Statements
-------   --------------------

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               September 30,
                                                                   2002
                                                                   ----
Assets
------

Current assets:
  Cash                                                          $    7,169
  Receivable and other assets                                        1,843
                                                                ----------
      Total current assets                                           9,012
Investment in unproved oil producing activities,
  net of accumulated depletion of $815                             158,087
                                                                ----------
      Total assets                                              $  167,099
                                                                ==========

Liabilities and stockholders' equity
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                      $    9,018
                                                                ----------
      Total current liabilities                                      9,018
                                                                ----------

Commitments and contingencies

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,297,922 issued and outstanding             22,979
  Capital in excess of par value                                 2,351,852
  Accumulated deficit                                          ( 2,216,750)
                                                                ----------
      Total stockholders' equity                                   158,081
                                                                ----------
      Total liabilities and stockholders'
        equity                                                  $  167,099
                                                                ==========



















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------

Revenues from oil well                              $    2,027  $        -
                                                    ----------  ----------


Expenses:
Production costs                                           861           -
Depletion                                                  815           -
General and administrative expenses                     15,702       4,589
                                                    ----------  ----------
  Total expenses                                        17,378       4,589
                                                    ----------  ----------


Net loss                                           ($   15,351)($    4,589)
                                                    ==========  ==========


Basic and diluted net loss per share               ($      .01) $        -
                                                    ==========  ==========


Weighted average number of
  shares outstanding                                 2,136,237   1,372,922
                                                    ==========  ==========

























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Nine Months Ended
                                                        September 30,
                                                   -----------------------
                                                      2002        2001
                                                   ----------  -----------

Revenues from oil well                             $   2,027   $         -
                                                    ---------   ----------


Expenses:
Production costs                                         861             -
Depletion                                                815             -
General and administrative expenses                   28,794        20,079
                                                   ---------     ---------
  Total expenses                                      30,470        20,079
                                                   ---------     ---------


Net loss                                          ($  28,443)   ($  20,079)
                                                   =========     =========


Basic and diluted net loss per share              ($     .02)   ($     .01)
                                                   =========     =========


Weighted average number of
  shares outstanding                               1,665,871     1,372,922
                                                   =========     =========
























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------

Cash flows from operating activities:
  Net loss                                               ($ 28,443) ($ 20,079)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depletion                                                815          -
  Change in operating assets and liabilities:
    Change in receivable and other assets                (   1,425) (     668)
    Change in accounts payable and
      accrued liabilities                                (  14,484)     3,573
                                                          --------   --------
  Net cash used in operating activities                  (  43,537) (  17,174)
                                                          --------   --------

Cash flows used in investing activities -
  Investment in unproved oil producing activities        ( 158,902)         -
                                                          --------   --------

Cash flows from financing activities -
  Issuance of common stock in private placements           178,000          -
                                                          --------   --------

Net decrease in cash                                     (  24,439) (  17,174)
Cash at beginning of period                                 31,608     38,972
                                                          --------   --------
Cash at end of period                                     $  7,169   $ 21,798
                                                          ========   ========


Supplemental disclosures of cash flow
  information:

     Cash paid for income taxes                           $    240   $    340
                                                          ========   ========















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. (the "Company") as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Investment in Unproved Oil Producing Activities
     -----------------------------------------------

     During June 2002 the Company committed to invest approximately $159,000 in the drilling of an oil well in eastern Montana. Of this amount the Company paid $8,499 in June 2002, $114,640 in July 2002 and $35,763 in September 2002 when the well was completed. Accordingly, the Company has capitalized its proportionate share of the costs as Investment in Unproved Oil Producing Activities. Currently it is too soon to determine the ultimate recoverability of the Company's investment in this oil prospect.

     The Company entered into an agreement with an unrelated third party who introduced the Company to this investment opportunity. This agreement provides that when revenues are received the Company can retain all of the cash flow until it has recovered 120% of its investment, thereafter, the Company must pay to the introducing party 10% of any additional revenues received. The Company will have an approximate 8% working interest in this well which is estimated to yield a net revenue interest of 6.56% of the gross revenue generated by this well.

     In order to fund this investment the Company completed a sale of 750,000 shares of common stock at a price of $.20 per share to the Company's principal stockholders in a private transaction during June 2002. During September 2002 the Company issued an additional 175,000 shares at a price of $.16 per share in a private transaction to one of the Company's principal stockholders.

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

4.   Accounting Policy - Oil and Gas Activities
     ------------------------------------------

     In accordance with accounting standards for oil and gas producing activities, the Company has classified its oil prospect production payments, as investment in unproved oil producing activities. The Company follows the successful efforts method of accounting for costs incurred in oil and gas producing activities and the manner of disposing of related capitalized costs are as follows:

     a. Geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred.

     b. Costs of d rilling exploratory wells and exploratory-type stratigraphic test wells that do not find unproved reserves are charged to expense when the wells do not find proved reserves.

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

     Due to the timing of the receipt of information from the operator of the oil well the Company records revenues and expenses associated with this investment on a 30 day lag.

Item 2. -    Management's Discussion and Analysis of Financial
-------      Condition and Results of Operations
             -----------------------------------

Results of Operations
---------------------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation ("TAD"). On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has had no operations. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction except the investment in the oil prospect discussed in Note 2 of Notes to Consolidated Financial Statements. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey. The Company had $2,027 in revenues and $861 in production costs and $815 of depletion relating to the oil well in the three and nine months ended September 30, 2002 and no oil well revenues or expenses in 2001.

     General and administrative expenses were $15,702 and $4,589 for the quarters ended September 30, 2002 and 2001, respectively. General and administrative expenses for the quarter ended September 30, 2002 consisted of accounting fees of $9,000, management fees of $4,400 stockholders expenses of $1,926 and all other office expenses of $376. In the quarter ended September 30, 2001 general and administrative expenses consisted of accounting fees of $2,000 stockholders expenses of $1,500, management fees of $600 and all other office expenses of $489.

     For the nine months ended September 30, 2002 and 2001, general and administrative expenses were $28,794 and $20,079, respectively. General and administrative expenses for the nine months ended September 30, 2002 consisted of accounting fees of $15,000, stockholders expenses of $5,640, management fees of $5,600 consulting fees of $1,183 and all other office expenses of $1,371. In the nine months ended September 30, 2001 general and administrative expenses consisted of accounting fees of $11,500, stockholders expenses of $5,276, management fees of $1,800 and all other office expenses of $1,503.

     Effective September 1, 2002 the Board of Directors approved an increase in management fees paid to Asset Value (the Company's largest shareholder) from $200 per month to $4,000 per month. This increase is reflective of the effort required to comply with the newly instituted Sarbanes-Oxley Act, increased time required and the complexity of reporting for the investment in unproved oil producing activities and the raising of additional capital to meet operating and investment commitments.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2002 the Company had cash of $7,169 and negative working capital of $6.

     During June 2002 the Company committed to invest approximately $159,000 in the drilling of an oil well in eastern Montana. Of this amount the Company paid $8,499 in June 2002, $114,640 in July 2002 and $35,763 in September 2002 when the well was completed. Accordingly, the Company has capitalized its proportionate share of the costs as Investment in Unproved Oil Producing Activities. Currently it is too soon to determine the ultimate recoverability of the Company's investment in this oil prospect.

     The Company entered into an agreement with an unrelated third party who introduced the Company to this investment opportunity. This agreement provides that when revenues are received the Company can retain all of the cash flow until it has recovered 120% of its investment, thereafter, the Company must pay to the introducing party 10% of any additional revenues received. The Company will have an approximate 8% working interest in this well which is estimated to yield a net revenue interest of 6.56% of the gross revenue generated by this well.

     In order to fund this investment the Company completed a sale of 750,000 shares of common stock at a price of $.20 per share to the Company's principal stockholders in a private transaction during June 2002. During September 2002 the Company issued an additional 175,000 shares at a price of $.16 per share in a private transaction to one of the Company's principal stockholders.

     Additional financing will likely be required to meet the Company's cash needs over the next twelve months. Management is currently reviewing the possibility of an additional private placement to the Company's principal stockholders.

Disclosure controls and procedures
----------------------------------

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of evaluation.

Part II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K
          -------------------

          On September 30, 2002, the Company filed a Form 8-K reporting that it had completed a private placement of 175,000 shares of common stock.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENERAL DEVICES, INC.



Dated: November 13, 2002                         By: /s/ John W. Galuchie, Jr.
                                                     -------------------------
                                                     John W. Galuchie, Jr.
                                                     Chairman

                                 CERTIFICATIONS
I, John W. Galuchie, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                                    /s/ JOHN W. GALUCHIE, JR.
                                                     ---------------------------
                                                     John W. Galuchie, Jr.
                                                     Chairman and President

                                 CERTIFICATIONS
I, Sue Ann Itzel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Devices, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The   registrant's  other  certifying  officer  and  I are  responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002                                    /s/ SUE ANN ITZEL
                                                     ------------------
                                                     Sue Ann Itzel
                                                     Treasurer and Secretary

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman and President of General Devices, Inc., (the "Company"), and Sue Ann Itzel, the Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

          1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

          2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   November 13, 2002


/s/ John W. Galuchie, Jr.
--------------------------
John W. Galuchie, Jr.
Chairman and President



/s/ Sue Ann Itzel
--------------------------
Sue Ann Itzel
Treasurer and Secretary