Form 10KSB
period 2002-12-31
GENERAL DEVICES INC
filed 2003-03-26
CIK 40528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

MARK ONE:
[X]      Annual  Report under  Section 13  or  15(d) of the  Securities Exchange
         Act of 1934

         For the fiscal year ended December 31, 2002

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to _________________.

                          Commission file number 0-3125

                              GENERAL DEVICES, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

            Delaware                                             21-0661726
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                      376 Main Street, Bedminster, NJ 07921
                      -------------------------------------
             (Address of principal executive offices with Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuers revenues for the fiscal year ended December 31, 2002 were approximately $14,700.

     At February 28, 2003, there were 2,347,922 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $272,071.

     Transitional   Small   Business   Disclosure   Format   Yes     No X
                                                                ---    ---

                                     PART I
                                     ------

Item 1 - DESCRIPTION OF BUSINESS
------   -----------------------

General
-------

     General Devices, Inc., and Subsidiary (the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. From 1993 the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey.

     In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed.

     In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. During December 2002 the Company decided to sell its interest in the oil well and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002. There were no oil well revenues or expenses in 2001.

     The Company had no employees during 2002 and 2001.

Item 2  - PROPERTIES
------    ----------

     The Company owns no real property.

Item 3  - LEGAL PROCEEDINGS
------    -----------------

     NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ----------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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


                                         High                          Low
                                         ----                          ---

         2002
         ----

                  March 31               $ .30                         $ .15
                  June 30                  .25                           .15
                  September 30             .20                           .16
                  December 31              .17                           .12

         2001
         ----

                  March 31               $ .625                        $ .32
                  June 30                  .312                          .30
                  September 30             .51                           .35
                  December 31              .55                           .30


     (c) As of February 28, 2003 the Company had 2,062 stockholders of record. The closing price of the Common Stock was $.20 on February 28, 2003.


     The Company had not declared or paid any dividends on its common stock in 2002 or 2001 and does not foresee doing so in the immediate future.

Item 6. -  MANAGEMENT   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
-------    ---------------------------------------------------------------------
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

     In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. During December 2002 the Company decided to sell its interest in the oil well and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. On January 2. 2003, the proceeds from the sale were received. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002. There were no oil well revenues or expenses in 2001.

     General and administrative expenses were approximately $55,000 in 2002, an increase of $28,000 from expenses of approximately $27,000 in 2001. In 2002, general and administrative expenses consisted principally of accounting fees of $19,000, corporate governance expenses of $7,200, management fees of $17,600, legal fees of $8,300 and all other expenses of $2,900. In 2001, general and administrative expenses consisted principally of accounting fees of $13,500 corporate governance expenses of $7,500, management fees of $2,400 legal fees of $500 and all other expenses of $3,100. The increase in accounting and management fees related to the Company's investment in the oil well and compliance with the Sarbanes-Oxley Act of 2002. Legal fees increased due to the private placement of the Company's common shares and other corporate matters.

Liquidity and Capital Resources
-------------------------------

     At  December  31,  2002 the  Company  had cash of $14,032  and net  working capital of $139,879. In January 2003 the Company collected the $146,560 receivable related to the sale of the oil well. Management believes that the Company's cash and ability to raise capital are adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

Item 7. - FINANCIAL STATEMENTS
-------   --------------------


          The financial statements filed herein are listed below:


          Independent Auditors' Report


          Financial Statements:

                  Consolidated Balance Sheet - December 31, 2002

                  Consolidated Statements of Operations -
                           Years ended December 31, 2002 and 2001

                  Consolidated Statements of Stockholders' Equity -
                           Years ended December 31, 2002 and 2001

                  Consolidated Statements of Cash Flows -
                           Years ended December 31, 2002 and 2001

                  Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
 and Stockholders of
General Devices, Inc.
Bedminster, New Jersey



We have audited the accompanying consolidated balance sheet of General Devices, Inc. and subsidiary (a Delware Corporation) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of General Devices, Inc. and subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



                                                BEDERSON & COMPANY LLP



West Orange, New Jersey
February 10, 2003

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                              December 31,
                                                                  2002
                                                                  ----


ASSETS
------

Current assets:
   Cash                                                       $   14,032
   Receivable from sale of investment in
     unproved oil producing activities                           146,560
   Prepaid assets                                                    525
                                                              ----------
        Total current assets                                  $  161,117
                                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                    $   21,238
                                                              ----------

Stockholders' equity:
   Common stock - $.01 par value;
      12,000,000 shares authorized;
      2,347,922 issued and outstanding                            23,479
   Additional paid-in capital                                  2,359,352
   Accumulated deficit                                       ( 2,242,952)
                                                              ----------
      Total stockholders' equity                                 139,879
                                                              ----------
        Total liabilities and stockholders' equity            $  161,117
                                                              ==========


















     See accompanying independent auditors' report and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                   Year Ended December 31,
                                                   -----------------------
                                                     2002           2001
                                                   --------       --------

Revenues from oil well                             $  14,689     $       -
                                                   ---------     ---------

Expenses:
Production costs                                       2,036             -
Depletion                                              5,763             -
General and administrative expenses                   54,956        27,091
                                                   ---------     ---------
Total expenses                                        62,755        27,091
                                                   ---------     ---------

Loss from operations                              (   48,066)   (   27,091)
                                                   ---------     ---------
Non operating loss:
  Loss on sale of investment
    in unproved oil production
    activities                                    (    6,579)            -
                                                   ---------     ---------

Net loss                                          ($  54,645)   ($  27,091)
                                                   =========     =========


Weighted average number of shares
outstanding                                        1,832,580     1,372,922
                                                   ---------     ---------

Basic and diluted loss per share                  ($     .03)   ($     .02)
                                                   =========     =========




















     See accompanying independent auditors' report and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                  Additional
                                  Number            Common          Paid-in            Accumulated
                                 of Shares          Stock           Capital              Deficit           Total
                                 ---------          -----           -------              -------           -----



Balance January 1, 2001          1,372,924         $13,729         $2,183,103         ($2,161,216)        $ 35,616

Net loss for the year                    -               -                  -         (    27,091)       (  27,091)

Purchase of common stock        (        2)              -        (         1)                  -        (       1)
                                 ---------         -------         ----------          ----------        ---------

Balance December 31, 2001        1,372,922          13,729          2,183,102         ( 2,188,307)           8,524

Net loss for the year                    -               -                  -         (    54,645)       (  54,645)

Issuance of common stock
 stock through
 private offerings                 975,000           9,750            176,250                   -          186,000
                                 ---------         -------         ----------          ----------         --------

Balance December 31, 2002        2,347,922         $23,479         $2,359,352         ($2,242,952)        $139,879
                                 =========         =======         ==========          ==========         ========




          See accompanying independent auditors' report and notes to consolidated financial statements.



                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                              Year Ended
                                                             December 31,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------

Cash flows from operating activities:
  Net loss                                            ($ 54,645)     ($ 27,091)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depletion                                           5,763              -
      Loss on sale of investment in unproved oil
        producing activities                              6,579              -
    Change in operating assets and liabilities:
      Prepaids and other assets                       (     107)     (     418)
      Accounts payable and accrued liabilities        (   2,264)        20,145
                                                       --------       --------
  Net cash used in operating activities               (  44,674)     (   7,364)
                                                       --------       --------

Cash flows used in investing activities -
  Investment in unproved oil producing activities     ( 158,902)             -
                                                       --------       --------

Cash flows from financing activities -
  Issuance of common stock in private placements        186,000              -
                                                       --------       --------

Net decrease in cash                                  (  17,576)     (   7,364)
Cash at beginning of period                              31,608         38,972
                                                       --------       --------
Cash at end of period                                  $ 14,032       $ 31,608
                                                       ========       ========


Supplemental disclosures of cash flow
   information:

      Cash paid for income taxes                       $    240       $    340
                                                       ========       ========









     See accompanying independent auditors' report and notes to consolidated financial statements.
                                       F-5

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ---------------------------------------

     Operations
     ----------

          General Devices, Inc., and Subsidiary (the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. From 1993 the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. In September of 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey.

          In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed.

          The Company had no employees during 2002 and 2001.

     Principles of Consolidation
     ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GD MergerSub, Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

     Estimates
     ---------

          The preparation of financial statements in conformity with accounting principles that are generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.   Investment in Unproved Oil Producing Activities
     -----------------------------------------------

          In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. During December 2002 the Company decided to sell its interest in the oil well and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. On January 2, 2003 the proceeds from the sale were collected. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002. There were no oil well revenues or expenses in 2001.

3.   Income Taxes
     ------------

          The Company had net operating loss carryforwards (NOLs) of approximately $1,004,000 at December 31, 2002, for the Federal and state income tax reporting purposes. These NOL's create a deferred tax asset at December 31, 2002. The Company has recorded a 100% valuation allowance against deferred tax assets. Federal and state deferred income tax benefits of approximately $19,000 and $4,000 for the year ended December 31, 2002 and $9,000 and $2,000 for the year ended December 31, 2001, respectively, are fully reserved due to the uncertainty their ultimate realization. The valuation allowance increased approximately $23,000 and $12,000 during the years ended December 31, 2002 and 2001 respectively.

          The tax effects of significant items composing the Company's net deferred tax asset, as of December 31, 2002, are as follows (in $000's):


            Deferred tax asset:
                  Federal NOLs                        $341
                  State NOLs                            90
            Valuation allowance                      ( 431)
                                                      ----
            Net deferred tax asset                    $  0
                                                      ====


          Federal and state NOLs expire fifteen years from the year in which the losses incurred before fiscal 1998, and twenty years for all losses incurred after fiscal 1997. The Federal and state NOLs begin expiring in the year 2007. In addition the Internal Revenue Code contains provisions which may limit the net operating loss carryforward that is available for use in any given year based on significant changes in ownership interest of the Company.

          The following table summarizes the anticipated expiration of unused NOLs (in $000's):

                 Fiscal                            Approximate
                  Year                            NOLs Expiring
                  ----                            -------------

                  2007                              $  334
                  2008                                 182
                  2009                                 140
                  2011                                 105
                  2018                                  16
                  2019                                  77
                  2020                                  68
                  2021                                  27
                  2022                                  55
                                                    ------
                                                    $1,004
                                                    ======



4.   Related Party Transactions
     --------------------------

          A management fee of $17,600 and $2,400 was paid in 2002 and 2001, respectively, to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 38% of the Company's outstanding common stock.

5.   Common Stock
     ------------

          During the year ended December 31, 2002 the Board of Directors approved the issuance of up to 1.3 million shares of common stock in order to raise capital to fund the Company's operations. During 2002 the Company issued 975,000 shares of common stock for proceeds of $186,000.

Item 8. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------    ---------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

           None.

                                    PART III
                                    --------



Item 9. -    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
-------      -------------------------------------------------


     The two members of the Board of Directors were elected at the 2001 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 2003 were as follows:

                                     Position and Office
                                     Presently Held with          Director
   Name of Person           Age      the Company                    Since
   --------------           ---      -------------------          ---------

   John W. Galuchie, Jr.     50      Chairman, Director and
                                     President of the Company        2000

   Theodore A. Raymond       75      Director                        1967

   Sue Ann Itzel             39      Treasurer & Secretary              -


     John W. Galuchie, Jr., a certified public accountant, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., ("Winston") a securities broker/dealer, as President since January 1990 and a director since September 1989; (ii) Kent Financial Services, Inc., ("Kent") in various positions since 1986, including Treasurer of Asset Value Management Inc., ("AVM") a wholly owned subsidiary of Kent and the sole general partner of Asset Value Fund Limited Partnership ("AVF"); (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President from April 1998 to October 2001; (iv) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998; and (v)Gish Biomedical, Inc., a medical device manufacturer, as a director since September 1999 and as Chairman since March 2000. From December 1998 to June 1999, Mr. Galuchie was a director of HealthRite, Inc., a nutritional products company and from July 1992 to January 2000, Mr. Galuchie was Vice President, Treasurer and director of Golf Rounds.com, Inc., currently a non operating company.









                                      III-1

     Theodore A. Raymond has been a director of the Company since 1967. He was also the Company's President and Chief Executive Officer from 1967 to 2000.

     Sue Ann Itzel, a certified public accountant is principally engaged in the following businesses: (i) Winston, in various positions since September 1995 and Vice President since December 2000; (ii) Kent, in various positions since 1995 including Assistant Secretary and Assistant Treasurer of AVM; (iii) Pure World, Inc., in various positions since September 1995, including Vice President since August 2000 and Chief Financial Officer since October 2002; and (iv) Cortech, Inc., as Secretary and Chief Financial Officer since September 1998.


Item 10. - EXECUTIVE COMPENSATION
--------   ----------------------


REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 2002 or 2001.























                                      III-2

Item 11. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------    --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2003, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                         Number of Shares        Percentage of
Name and Address                         of Common Stock         Common Stock
of Beneficial Owner                      Beneficially Owned      Outstanding
-------------------                      ------------------      -----------

John W. Galuchie, Jr.
376 Main Street
Bedminster, NJ 07921                         867,058 (1)           36.93%

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406                    100,510                4.28%

Sue Ann Itzel
376 Main Street
Bedminster, NJ 07921                         886,558 (2)           37.76%

Asset Value Fund Limited Partnership
376 Main Street
Bedminster, NJ 07921                         866,558               36.91%

Steve Emerson R/O IRA II
1522 Ensley Avenue
Los Angeles, CA 90024                        325,000 (3)           13.84%

G. Tyler Runnels
1999 Avenue of the Stars
Suite 2530
Los Angeles, CA 90067                        200,000 (4)            8.52%

Carucci Family Partners
14 Venderventer Avenue
Suite 210
Port Washington, NY 11050                    200,000                8.52%

All Directors and
officers as a group
(3 Persons)                                  987,568               42.06%


(1) Includes 866,558 shares owned by Asset Value Fund Limited Partnership of which Mr. Galuchie disclaims beneficial ownership. Mr. Galuchie is the Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.



                                      III-3

(2) Includes 866,558 shares owned by Asset Value Fund Limited Partnership of which Miss Itzel disclaims beneficial ownership. Miss Itzel is the Assistant Secretary and Assistant Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.

(3) According to Schedule 13D filed on December 11, 2002.

(4) According to Schedule 13D filed on December 11, 2002, Mr. Runnels is an Executive Vice President and a registered representative of T.R. Winston & Company, Inc. a broker-dealer registered with The National Association of Securities Dealers, Inc.

Item 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

     A management fee of $17,600 and $2,400 was paid in 2002 and 2001, respectively, to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company, including corporate governance, financial management, and accounting services. AVF owns approximately 38% of the Company's outstanding common stock.


















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

(a) Exhibits
    --------

    Exhibit Number        Exhibit                           Method of Filing
    --------------        -------                           ----------------

         3.1              Articles of Incorporation         Incorporated by
                                                            reference
                                                            to Proxy
                                                            Statement on
                                                            Schedule 14A
                                                            filed July 14,
                                                            2000.

         3.2              By-laws                           Incorporated by
                                                            reference to
                                                            Proxy
                                                            Statement on
                                                            Schedule 14A
                                                            filed July 14,
                                                            2000

         21               Subsidiaries of the Registrant    Filed herewith



        99.1              Certifications pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
    -------------------

    NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        GENERAL DEVICES, INC.



March 26, 2003                                     By: /s/ John W. Galuchie, Jr.
                                                   -----------------------------
                                                         John W. Galuchie, Jr.
                                                         Chairman and President



March 26, 2003                                     By: /s/ Sue Ann Itzel
                                                   -----------------------------
                                                         Sue Ann Itzel
                                                         Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


March 26, 2003                                     By: /s/ John W. Galuchie, Jr.
                                                   -----------------------------
                                                         John W. Galuchie, Jr.
                                                         Chairman and President



March 26, 2003                                     By: /s/ Theodore A. Raymond
                                                   -----------------------------
                                                         Theodore A. Raymond
                                                         Director

                                                                      EXHIBIT 21



                              GENERAL DEVICES, INC.




Name of Subsidiary                                   State of Incorporation
------------------                                   ----------------------



GD MergerSub, Inc.                                          Delaware

                                 CERTIFICATIONS


I, John W. Galuchie, Jr., certify that:

1.   I have reviewed this annual report on Form 10-KSB of General Devices, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                       /s/ JOHN W. GALUCHIE, JR.
                                                     ---------------------------
                                                     John W. Galuchie, Jr.
                                                     Chairman and President

                                 CERTIFICATIONS


I, Sue Ann Itzel, certify that:

1.   I have reviewed this annual report on Form 10-KSB of General Devices, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003                                       /s/ SUE ANN ITZEL
                                                     ---------------------------
                                                     Sue Ann Itzel
                                                     Treasurer and Secretary

                                                                    Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Itzel, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:    March 26, 2003


/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman and President



/s/ Sue Ann Itzel
-------------------------
Sue Ann Itzel
Treasurer and Secretary