Form 10QSB
period 2003-03-31
GENERAL DEVICES INC
filed 2003-05-15
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  March 31, 2003
                                           --------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                             ---
     State the number of shares outstanding of each of the issuer's classes of common stock: As of April 30, 2003, the issuer had 2,347,922 shares of its common stock, par value $.01 per share, outstanding.

     Transitional  Small  Business  Disclosure  Format (check one).
                                    Yes    No X
                                       ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------

Item 1. - Financial Statements
-------   ---------------------

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   March 31,
                                                                     2003
                                                                     ----
ASSETS
------

Current assets:
  Cash and cash equivalents                                       $  134,504
  Prepaid expenses                                                       210
                                                                  ----------
      Total current assets                                        $  134,714
                                                                  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                        $   12,650
                                                                  ----------
      Total current liabilities                                       12,650
                                                                  ----------


Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,347,922 outstanding                          23,479
  Capital in excess of par value                                   2,359,352
  Accumulated deficit                                            ( 2,260,767)
                                                                  ----------
      Total stockholders' equity                                     122,064
                                                                  ----------
      Total liabilities and stockholders'
        equity                                                    $  134,714
                                                                  ==========






















          See accompanying notes to consolidated financial statements.

      l

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

Revenues:
  Interest income                                      $     275   $       -

Expenses:
  General and administrative                              18,090       4,292
                                                       ---------   ---------

Net loss                                              ($  17,815) ($   4,292)
                                                       =========   =========

Basic and diluted net loss per share                  ($     .01) ($       -)
                                                       =========   =========

Weighted average number of
    shares outstanding                                 2,347,922   1,372,922
                                                       =========   =========
































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                         Three Months Ended
                                                               March 31,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------

Cash flows from operating activities:
  Net loss                                             ($ 17,815)  ($  4,292)
  Change in prepaid expenses                                 315         251
  Collection of receivable from sale of
    Investment in unproved oil producing
      activities                                         146,560           -
  Change in accounts payable and
    accrued liabilities                                (   8,588)  (  14,673)
                                                        --------    --------
Net cash provided by (used in) operating
    activities                                           120,472   (  18,714)



Cash and cash equivalents at beginning of period          14,032      31,608
                                                        --------    --------
Cash and cash equivalents at end of period              $134,504    $ 12,894
                                                        ========    ========






























          See accompanying notes to consolidated financial statements.
                                        4

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Investment in Oil Producing Activities
     --------------------------------------

     In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. In December 2002 the Company sold its interest in the oil well for $146,560 recording a loss of approximately $6,500 on the sale. In January 2003 the proceeds from the sale were collected.

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

     In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. In December 2002 the Company sold its interest in the oil well for $146,560 recording a loss of approximately $6,500 on the sale. In January, 2003 the proceeds from the sale were collected.

     General and administrative expenses were $18,090 and $4,292 for the quarters ended March 31, 2003 and 2002, respectively. General and administrative expenses for the quarter ended March 31, 2003 consisted of management fees of $12,000, accounting fees of $2,000, stockholders expenses of $1,802, legal expenses of $1,068 and all other office expenses of $1,220. In the quarter ended March 31, 2002 general and administrative expenses consisted of accounting fees of $2,000, stockholders expenses of $1,554, management fees of $600 and all other office expenses of $138. The increase in management fees related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2003 the Company had cash and cash equivalents (U.S. Treasury Bills with original maturities of ninety days or less) of $134,504. Working capital at March 31, 2003 was $122,064. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

     Net cash provided by operations was $120,472 during the three months ended March 31, 2003. The net cash provided was principally due to the collection of the receivable from the sale of the Company's investment in unproved oil producing activities offset by the first quarter loss. For the period ended March 31, 2002 cash used in operations was the result of the first quarter loss and the reduction of accounts payable and accrued liabilities.

Item 3. - Controls and Procedures
-------   -----------------------

     Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14c and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Excutive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


Part II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          99.1      - Certifications pursuant to Section 906 of the
                      Sarbanes - Oxley Act of 2002.

(b)       Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENERAL DEVICES, INC.



Dated: May 15, 2003                             By: /s/ John W. Galuchie, Jr.
                                                    ----------------------------
                                                    John W. Galuchie, Jr.
                                                    Chairman

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GENERAL DEVICES, INC.



Dated: May 15, 2003                             By: /s/ John W. Galuchie, Jr.
                                                    ----------------------------
                                                    John W. Galuchie, Jr.
                                                    Chairman

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003                                  /s/ John W. Galuchie, Jr.
                                              ----------------------------------
                                              John W. Galuchie, Jr.
                                              Chairman and President

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 15, 2003                                         /s/ Sue Ann Itzel
                                                     ---------------------------
                                                     Sue Ann Itzel
                                                     Treasurer and Secretary

                                                                    Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman and President of General Devices, Inc., (the "Company"), and Sue Ann Itzel, the Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   May 15, 2003


/s/ John W. Galuchie, Jr.
---------------------------
John W. Galuchie, Jr.
Chairman and President



/s/ Sue Ann Itzel
---------------------------
Sue Ann Itzel
Treasurer and Secretary