Form 10QSB
period 2003-06-30
GENERAL DEVICES INC
filed 2003-08-14
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:  June 30, 2003
                                           -------------

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No ___
   ---

     State the number of shares outstanding of each of the issuer's classes of common stock: As of July 31, 2003, the issuer had 2,347,922 shares of its common stock, par value $.01 per share, outstanding.

     Transitional Small Business  Disclosure Format (check one). Yes ___ No X
                                                                           ---

Part  I - FINANCIAL INFORMATION
-------   ---------------------

Item 1. - Financial Statements

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                              June 30,
                                                                2003
                                                                ----
ASSETS
------

Current assets:
  Cash and cash equivalents                                 $  118,118
  Prepaid expenses                                               1,212
  Other assets                                                     503
                                                            ----------
      Total current assets                                  $  119,833
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                  $   13,545
                                                            ----------
      Total current liabilities                                 13,545
                                                            ----------

Commitments and contingencies

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,347,922 shares
     issued and outstanding                                     23,479
  Capital in excess of par value                             2,359,352
  Accumulated deficit                                      ( 2,276,543)
                                                            ----------
      Total stockholders' equity                               106,288
                                                            ----------
      Total liabilities and stockholders'
        equity                                              $  119,833
                                                            ==========





















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       Three Months Ended
                                                             June 30,
                                                      --------------------
                                                        2003        2002
                                                      --------    --------

Revenues:
  Interest income                                    $     255   $       -

Expenses:
  General and administrative                            16,031       8,800
                                                     ---------   ---------

Net loss                                            ($  15,776) ($   8,800)
                                                     =========   =========

Basic and diluted net loss per share                ($     .01) ($     .01)
                                                     =========   =========

Weighted average number of
    shares outstanding                               2,347,922   1,480,065
                                                     =========   =========






























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                      2003          2002
                                                    --------      --------

Revenues:
  Interest income                                   $     529   $        -

Expenses:
  General and administrative                           34,121       13,092
                                                    ---------    ---------

Net loss                                           ($  33,592)  ($  13,092)
                                                    =========    =========

Basic and diluted net loss per share               ($     .01)  ($     .01)
                                                    =========    =========

Weighted average number of
    shares outstanding                              2,347,922    1,426,789
                                                    =========    =========

































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                       Six Months Ended
                                                            June 30,
                                                    ----------------------
                                                      2003          2002
                                                    --------      --------

Cash flows from operating activities:
  Net loss                                         ($ 33,592)    ($ 13,092)
  Change in prepaid expenses                       (     687)    (     673)
  Change in other assets                           (     503)            -
  Collection of receivable from sale of
    investment in unproved oil producing
      activities                                     146,560             -
  Change in accounts payable and
    accrued liabilities                            (   7,692)    (  17,260)
                                                    --------      --------
Net cash provided by (used in) operating
  activities                                         104,086     (  31,025)
                                                    --------      --------


Cash flows used in investing activities -
  Investment in unproved oil producing activities          -     (   8,499)
                                                    --------      --------

Cash flows from financing activities -
  Issuance of common stock in private placement            -       150,000
                                                    --------      --------

Net increase in cash and cash equivalents            104,086       110,476
Cash and cash equivalents at beginning of period      14,032        31,608
                                                    --------      --------
Cash and cash equivalents at end of period          $118,118      $142,084
                                                    ========      ========



Supplemental disclosures of cash flow
    Information:

       Cash paid for income taxes                  $    800       $    240
                                                   ========       ========

       Non-cash investment in unproved
        oil producing activities and
        increase in oil drilling and
        production costs payable                   $      -       $ 44,575
                                                   ========       ========









          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 AND 2002

                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     General and administrative expenses were $16,031 and $8,800 for the quarters ended June 30, 2003 and 2002, respectively. General and administrative expenses for the quarter ended June 30, 2003 consisted of management fees of $12,000, accounting fees of $2,000, stockholders expenses of $1,524 and all other office expenses of $507. In the quarter ended June 30, 2002 general and administrative expenses consisted of accounting fees of $4,000, stockholders expenses of $2,160, consulting fees of $1,184, management fees of $600 and all other office expenses of $856. The increase in management fees related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

     For the six months ended June 30, 2003 and 2002, general and administrative expenses were $34,121 and $13,092, respectively. General and administrative expenses for the six months ended June 30, 2003 consisted of management fees of $24,000, accounting fees of $4,000, stockholders expenses of $3,326, legal fees of $1,132 and all other office expenses of $1,663. In the six months ended June 30, 2002 general and administrative expenses consisted of accounting fees of $6,000, stockholders expenses of $3,714, management fees of $1,200, and all other office expenses of $2,178. The increase in management fees related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2003 the Company had cash and cash equivalents (U.S. Treasury Bills with original maturities of ninety days or less) of $118,000. Working capital at June 30, 2003 was $106,000. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

     Net cash provided by operations was $104,000 during the six months ended June 30, 2003. The net cash provided was principally due to the collection of the receivable from the sale of the Company's investment in unproved oil producing activities offset by the loss from operations. For the period ended June 30, 2002 cash used in operations was the result of the first quarter loss and the reduction of accounts payable and accrued liabilities.

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


Part II - OTHER INFORMATION
-------   -----------------

Item 6. - Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits
          --------

          31.1 - Certification pursuant to Section 302 of the
                 Sarbanes - Oxley Act of 2002.

          31.2 - Certification pursuant to Section 302 of the
                 Sarbanes - Oxley Act of 2002.

          32   - Certification pursuant to Section 906 of the
                 Sarbanes - Oxley Act of 2002.



(b)       Reports on Form 8-K
          -------------------

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         GENERAL DEVICES, INC.



Dated: August 14, 2003                             By: /s/ John W. Galuchie, Jr.
                                                       -------------------------
                                                       John W. Galuchie, Jr.
                                                       Chairman and President

                                                                    EXHIBIT 31.1
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Galuchie, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Devices, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003                                     /s/ John W. Galuchie, Jr.
                                                    -------------------------
                                                    John W. Galuchie, Jr.
                                                    Chairman and President

                                                                    EXHIBIT 31.2
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Sue Ann Merrill, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of General Devices, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 14, 2003                                     /s/ Sue Ann Merrill
                                                    ----------------------------
                                                    Sue Ann Merrill
                                                    (Principal Accounting and
                                                    Financial Officer)

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman and President of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2003, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   August 14, 2003


                                                 /s/ John W. Galuchie, Jr.
                                                 -------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President



                                                 /s/ Sue Ann Merrill
                                                 -------------------------
                                                 Sue Ann Merrill
                                                 Treasurer and Secretary