Form 10QSB
period 2003-09-30
GENERAL DEVICES INC
filed 2003-11-12
CIK 40528

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:   September 30, 2003
                                        ------------------

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
     State the number of shares outstanding of each of the issuer's classes of common stock: As of September 30, 2003, the issuer had 2,347,922 shares of its common stock, par value $.01 per share, outstanding.

           Transitional Small Business Disclosure Format (check one).
                             Yes          No   X
                                  ---         ---

Part I  -  FINANCIAL INFORMATION
------     ---------------------
Item 1. -  Financial Statements
-------    --------------------

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

ASSETS
------

Current assets:
  Cash and cash equivalents                                 $  104,390
  Prepaid expenses                                                 891
  Other assets                                                     500
                                                            ----------
      Total current assets                                  $  105,781
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                  $   20,698
                                                            ----------
      Total current liabilities                                 20,698
                                                            ----------

Commitments and contingencies

Stockholders' equity:
  Common stock $.01 par value 12,000,000
   shares authorized; 2,347,922 shares
   issued and outstanding                                      23,479
  Capital in excess of par value                            2,359,352
  Accumulated deficit                                      (2,297,748)
                                                           ----------
      Total stockholders' equity                               85,083
                                                           ----------
      Total liabilities and stockholders' equity           $  105,781
                                                           ==========
















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                         2003        2002
                                                      ---------   ----------



Revenue:
  Interest income                                    $    204      $      -

Expenses:
  General and administrative                           21,409        15,702
                                                     --------      --------

Net loss from operations                            (  21,205)    (  15,702)

Non operating income:
  Net income from unproved
    oil production activities                               -           351
                                                      --------     --------

Net loss                                            ($ 21,205)    ($ 15,351)
                                                     ========      ========


Basic and diluted net loss per share                ($    .01)    ($    .01)
                                                     ========      ========

Weighted average number of
  shares outstanding                                2,347,922     2,136,237
                                                    =========     =========

























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Nine Months Ended
                                                    September 30,
                                               ----------------------
                                                  2003         2002
                                               ---------    ---------


Revenues:
  Interest income                            $     733      $       -

Expenses:
  General and administrative                    55,529         28,794
                                             ---------      ---------

Net loss from operations                    (   54,796)    (   28,794)

Non operating income:
  Net income from unproved
    oil production activities                        -            351
                                             ---------      ---------

Net loss                                    ($  54,796)    ($  28,443)
                                             =========      =========


Basic and diluted net loss per share        ($     .02)    ($     .02)
                                             =========      =========

Weighted average number of
  shares outstanding                         2,347,922      1,665,871
                                             =========      =========


























          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------


Cash flows from operating activities:
  Net loss                                              ($  54,796)  ($  28,443)
  Adjustments to reconcile net loss to net cash
    provided by (used in)operating activities:
  Change in prepaid expenses and other assets           (      866)  (    1,425)
  Collection of receivable from sale of
    investment in unproved oil producing
      activities                                           146,560            -
  Change in accounts payable and
    accrued liabilities                                 (      540)  (   14,484)
  Other, net                                                     -          815
                                                          --------    ---------
Net cash provided by (used in) operating activities         90,358   (   43,537)
                                                          --------    ---------

Cash flows used in investing activities -
  Investment in unproved oil producing activities                -   (  158,902)
                                                          --------    ---------

Cash flows from financing activities -
  Issuance of common stock in private placement                  -      178,000
                                                          --------    ---------

Net increase (decrease) in cash and cash equivalents        90,358   (   24,439)
Cash and cash equivalents at beginning of period            14,032       31,608
                                                          --------    ---------
Cash and cash equivalents at end of period               $ 104,390    $   7,169
                                                         =========    =========


Supplemental disclosures of cash flow
  information:

    Cash paid for income tax                             $     800    $     240
                                                         =========    =========















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements of General Devices, Inc. and subsidiary (the "Company") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Investment in Oil Producing Activities
     --------------------------------------

     In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. In December 2002 the Company sold its interest in the oil well for $146,500 recording a loss of approximately $6,500 on the sale. In January 2003 the proceeds from the sale were collected.

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

Item 2. -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           -----------------------------------

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

     General and administrative expenses were $21,409 and $15,702 for the quarters ended September 30, 2003 and 2002, respectively. General and administrative expenses for the quarter ended September 30, 2003 consisted of management fees of $12,000, accounting fees of $6,900, stockholders expenses of $1,910, and all other office expenses of $599. In the quarter ended September 30, 2002 general and administrative expenses consisted of accounting fees of $9,000, management fees of $4,400, stockholders expenses of $1,926 and all other office expenses of $376.

     For the nine months ended September 30, 2003 and 2002, general and administrative expenses were $55,529 and $28,794, respectively. General and administrative expenses for the nine months ended September 30, 2003 consisted of management fees of $36,000, accounting fees of $10,900, stockholders expenses of $5,236, legal fees of $902 and all other office expenses of $2,491. In the nine months ended September 30, 2002 general and administrative expenses consisted of accounting fees of $15,000, stockholders expenses of $5,640, management fees of $5,600, consulting fees of $1,184, and all other office expenses of $1,370.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2003 the Company had cash and working capital of $104,390 and $85,083, respectively. Management believes that the Company's cash is adequate for its current business activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

Item 3.   Controls and Procedures
-------   -----------------------

     Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure control and procedures (as defined in Rule 13a-14c and 15d-14 under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

Part II -   OTHER INFORMATION
-------     -----------------

Item 6. -   Exhibits and Reports on Form 8-K
-------     --------------------------------

(a)         Exhibits
            --------

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K
            -------------------

            None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAL DEVICES, INC.



Dated: November 12, 2003                     By: /s/ John W. Galuchie, Jr.
                                                --------------------------
                                                John W. Galuchie, Jr.
                                                Chairman and President

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

November 12, 2003                                 /s/ John W. Galuchie, Jr.
                                                  -------------------------
                                                  John W. Galuchie, Jr.
                                                  Chairman and President

                                                                  EXHIBIT 31.2

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Sue Ann Merrill, certify that:

1.   I have reviewed this  quarterly  report on Form 10-QSB of General  Devices.
     Inc.

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


November 12, 2003                          /s/ Sue Ann Merrill
                                          --------------------------
                                          Sue Ann Merrill
                                          Treeasurer and Secretary

                                                                    Exhibit 32

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


     Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2003, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

    and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:  November 12, 2003


/s/ John W. Galuchie, Jr.
----------------------------
John W. Galuchie, Jr.
Chairman and President


/s/ Sue Ann Merrill
----------------------------
Sue Ann Merrill
Treasurer and Secretary