Form 10KSB
period 2003-12-31
GENERAL DEVICES INC
filed 2004-03-30
CIK 40528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
MARK ONE:

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2003

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
Yes  X     No
   -----     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuers revenues for the fiscal year ended December 31, 2003 were approximately $850.

     At February 27, 2004, there were 2,347,922 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $218,000.

     Transitional Small Business Disclosure Format   Yes       No  X
                                                        -----    -----

                                     PART I
                                     ------

Item 1  -  DESCRIPTION OF BUSINESS
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

     In 2002 the Company invested approximately $159,000 in the drilling of an oil well in Eastern Montana, and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. On January 2, 2003 the proceeds from the sale were collected. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002.

     The Company had no employees during 2003 and 2002.

Item 2  -  PROPERTIES
           ----------

     The Company owns no real property.

Item 3  -  LEGAL PROCEEDINGS
           -----------------

     NONE

Item 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II
                                     -------

Item 5  -  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY MATTERS
           ------------------------------------------------------------------

          (a) PRINCIPAL MARKET: LISTED ON THE OVER THE COUNTER "BULLETIN BOARD" SYMBOL "GNDV.OB"

          (b)  STOCK PRICE INFORMATION


     The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the over the counter "Bulletin Board" and in the Pink Sheets.

Calendar Quarter Ended:

                                    High                        Low
                                    ----                        ---

            2003
            ----

            March 31                $ .20                      $ .13
            June 30                   .15                        .14
            September 30              .20                        .14
            December 31               .16                        .15


            2002
            ----

            March 31                $ .30                      $ .15
            June 30                   .25                        .15
            September 30              .20                        .15
            December 31               .17                        .11


     (c) As of February 27, 2004 the Company had 2,033 stockholders of record. The closing price of the Common Stock was $.16 on February 27, 2004.

     The Company had not declared or paid any dividends on its common stock in 2003 or 2002 and does not foresee doing so in the immediate future.

Item 6  -  MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
           ---------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

     In 2002 the Company invested approximately $159,000 in the drilling of an oil well in Eastern Montana and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. On January 2, 2003, the proceeds from the sale were collected. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002. There were no oil well revenues or expenses in 2003.

     General and administrative expenses were approximately $73,000 in 2003, an increase of $18,000 from expenses of approximately $55,000 in 2002. In 2003, general and administrative expenses consisted principally of management fees of $48,000, accounting fees of $12,900, corporate governance expenses of $6,500, and all other expenses of $5,600. In 2002, general and administrative expenses consisted principally of accounting fees of $19,000, management fees of $17,600, legal fees of $8,300, corporate governance expenses of $7,200, and all other expenses of $2,900. The increase in management fees in 2003 related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $4,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2003.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2003 the Company had cash and cash equivalents of $80,728 and net working capital of $67,251. In January 2003 the Company collected the $146,560 receivable related to the sale of the oil well. Management believes that the Company's cash and cash equivalents, as well as its ability to raise capital are adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

Item 7  -  FINANCIAL STATEMENTS
           --------------------


     The financial statements filed herein are listed below:


     Independent Auditors' Reports


     Financial Statements:

           Consolidated Balance Sheet - December 31, 2003

           Consolidated Statements of Operations -
                 Years ended December 31, 2003 and 2002

           Consolidated Statements of Stockholders' Equity -
                 Years ended December 31, 2003 and 2002

           Consolidated Statements of Cash Flows -
                 Years ended December 31, 2003 and 2002

           Notes to Consolidated Financial Statements

                          Independent Auditor's Report


To the Board of Directors and Stockholders of General Devices, Inc.


We have audited the accompanying consolidated balance sheet of General Devices, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of General Devices, Inc. and Subsidiary as of December 31, 2003, and the results of their consolidated operations and its consolidated cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ AMPER, POLITZINER & MATTIA P.C.


February 27, 2004
Edison, New Jersey

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
 and Stockholders of
General Devices, Inc.
Bedminster, New Jersey


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of General Devices, Inc., and subsidiary (a Delaware Corporation) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of consolidated operations and consolidated cash flows of General Devices, Inc. and subsidiary for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/ BEDERSON & COMPANY LLP



West  Orange, New Jersey
February 10, 2003

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003





ASSETS
------

Current assets:
  Cash and cash equivalents                                     $   80,728
  Prepaid expenses                                                     557
  Other assets                                                         500
                                                                 ---------
      Total current assets                                       $  81,785
                                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                       $   14,534
                                                                 ----------
Stockholders' equity:
Common stock - $.01 par value;
  12,000,000 shares authorized;
  2,347,922 issued and outstanding                                   23,479
Additional paid-in capital                                        2,359,352
Accumulated deficit                                             ( 2,315,580)
                                                                 ----------
      Total stockholders' equity                                     67,251
                                                                 ----------
      Total liabilities and stockholders' equity                 $   81,785
                                                                 ==========























    See accompanying independent auditors' reports and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                      Year Ended December 31,
                                                    ---------------------------
                                                      2003               2002
                                                    ---------          --------

Revenue:
  Interest income                                   $     850         $       -

Expenses:
  General and administrative                           73,478            54,956
                                                    ---------         ---------

Net loss from operations                           (   72,628)       (   54,956)
                                                    ---------         ---------

Non operating loss:
  Net income from oil
    production activities                                   -               311
                                                    ---------         ---------

Net loss                                           ($  72,628)       ($  54,645)
                                                    =========         =========


Basic and diluted loss per share                   ($     .03)       ($     .03)
                                                    =========         =========

Weighted average number of
  shares outstanding                                2,347,922         1,832,580
                                                    =========         =========
















    See accompanying independent auditors' reports and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                               Additional
                             Number              Common          Paid-in        Accumulated
                            of Shares            Stock           Capital          Deficit          Total
                            ---------            -----           -------          -------          -----



Balance January 1, 2002     1,372,922           $   13,729     $2,183,102       ($2,188,307)      $  8,524

Net loss for the year               -                    -              -       (    54,645)     (  54,645)

Issuance of common
 stock through
 private placements           975,000                9,750        176,250                 -        186,000
                            ---------           ----------     ----------        ----------       --------

Balance December 31, 2002   2,347,922               23,479      2,359,352       ( 2,242,952)       139,879

Net loss for the year               -                    -              -       (    72,628)     (  72,628)
                            ---------           ----------     ----------        ----------       --------

Balance December 31, 2003   2,347,922           $   23,479     $2,359,352       ($2,315,580)      $ 67,251
                            =========           ==========     ==========        ==========       ========














    See accompanying independent auditors' reports and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Year Ended
                                                              December 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------

Cash flows from operating activities:
  Net loss                                               ($ 72,628)  ($ 54,645)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
         activities:
      Collection of receivable from sale of
         investment in unproved oil producing
         activities                                        146,560           -
      Depletion                                                  -       5,763
      Loss on sale of investment in oil
         producing activities                                    -       6,579
      Change in operating assets and liabilities:
         Prepaids and other assets                       (     532)  (     107)
         Accounts payable and accrued liabilities        (   6,704)  (   2,264)
                                                          --------    --------
  Net cash provided by (used in) operating activities       66,696   (  44,674)
                                                          --------    --------

Cash flows used in investing activities -
  Investment in unproved oil producing activities                -   ( 158,902)
                                                          --------    --------

Cash flows from financing activities -
  Issuance of common stock in private placements                 -     186,000
                                                          --------    --------

Net increase (decrease)in cash and cash equivalents         66,696   (  17,576)
Cash and cash equivalents at beginning of period            14,032      31,608
                                                          --------    --------
Cash and cash equivalents at end of period                $ 80,728    $ 14,032
                                                          ========    ========


Supplemental disclosures of cash flow
      information:

      Cash paid for income taxes                          $    800    $    240
                                                          ========    ========





    See accompanying independent auditors' reports and notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Liquidity and Capital Resources
     -------------------------------

          At December 31, 2003 General Devices, Inc., and subsidiary (the "Company") had cash and cash equivalents of $80,728 and net working capital of $67,251. Management believes that the Company's cash and cash equivalents, as well as its ability to raise capital are adequate for its current activities. Additional financing may be required for the costs of seeking an acquisition of an operating business. Management is currently reviewing additional sources of financing should it become necessary.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Operations
     ----------

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

          In 2002 the Company invested approximately $159,000 in the drilling of an oil well in Eastern Montana. In December 2002 the Company sold its interest in the oil well for $146,560 recording a loss of approximately $6,500 on the sale. In January 2003 the proceeds for the sale were collected.

          The Company had no employees during 2003 and 2002.

     Principles of Consolidation
     ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GD MergerSub, Inc. Significant intercompany transactions and balances have been eliminated in consolidation.

     Cash Equivalents
     ----------------

          The Company considers as cash equivalents all short-term investments which are highly liquid and readily exchangeable for cash at amounts equal to their stated value. Cash equivalents consist of U. S. Treasury Bills with an original maturity of 90 days or less.

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

     New Accounting Pronouncements
     -----------------------------

          The Company doe not anticipate that any new pronouncement will have a material impact on its financial position and results of operations.

3.   Investment in Oil Producing Activities
     --------------------------------------

          In June 2002 the Company committed to and subsequently invested approximately $159,000 in the drilling of an oil well in Eastern Montana. During December 2002 the Company decided to sell its interest in the oil well and on December 31, 2002 sold the oil well for $146,560 recording a loss of approximately $6,500 on the sale. On January 2, 2003 the proceeds from the sale were collected. The Company received $14,689 in revenues and incurred $2,036 in production costs and recognized $5,763 of depletion expenses relating to the oil well during 2002. The oil well activity in 2002 has been reclassified to a net of $311 as net income from oil producing activities on the consolidated statements of operations.

4.   Income Taxes
     ------------

          As of December 31, 2003, the Company has approximately $1,077,000 of net operating loss carryforwards ("NOL") for income tax purposes to offset future income tax, subject to federal and state limitations. The NOLs are subject to examination by the tax authorities and expire in various years from 2007 through 2023.

          Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and operating loss carryforwards.

          The tax effects of significant items composing the Company's net deferred tax asset, as of December 31, 2003 are as follows (in $000's):

          Deferred tax asset:
                Federal NOLs                            $366
                State NOLs                                97
          Valuation allowance                          ( 463)
                                                        ----
          Net deferred tax asset                        $  0
                                                        ====

          Management believes the deferred tax assets as of December 31, 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

          The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL from tax periods prior to the ownership change.

5.   Related Party Transactions
     --------------------------

          A management fee of $48,000 and $17,600 was paid in 2003 and 2002, respectively, to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2003. The increase in management fees in 2003 related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.

6.   Common Stock
     ------------

          In 2002 the Board of Directors approved the issuance of up to 1.3 million shares of common stock in order to raise capital to fund the Company's operations. During 2002 the Company issued 975,000 shares of common stock for proceeds of $186,000.

Item 8  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
           ---------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

     On December 11, 2003 the Board of Directors of the Company retained Amper, Politziner & Mattia, P.C., Certified Public Accountants, as its certifying accountant for the fiscal year ended December 31, 2003, dismissing Bederson & Company LLP.

     No report on the financial statements of the Company issued by Bederson & Company during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through December 11, 2003, between Bederson & Company and the Company concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved would have required Bederson & Company to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through December 11, 2003, none of the events listed in items (1) through (3) of Item 304(b) of Regulation S-K have occurred; and during such period the Company has not consulted with Amper, Politziner & Mattia concerning any matter referred to under paragraphs (i) or (ii) of Item 304(a)(2) of Regulation S-K.

Item 8A  -  CONTROLS AND PROCEDURES
            -----------------------

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SECs rules and forms.

     There were no significant changes in the Company's internal controls or in any other factors that could significantly affect those controls subsequent to the date of the most recent evaluation of the Company's internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

                                    PART III



Item 9  -  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
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

     The directors and executive officers of the Company at February 27, 2004 were as follows:

                                      Position and Office
                                      Presently Held with            Director
   Name of Person             Age     the Company                     Since
   --------------             ---     -------------------           ---------

   John W. Galuchie, Jr.      51      Chairman, Director and
                                      President of the Company         2000

   Theodore A. Raymond        76      Director                         1967

   Sue Ann Merrill            40      Treasurer & Secretary              -


     John W. Galuchie, Jr., a certified public accountant has been the President of T. R. Winston & Company LLC ("Winston"), a securities broker/dealer, since July 1990 and a director since September 1989. Prior to August 2003 Mr. Galuchie was also engaged in the following businesses: (i) Kent Financial Services, Inc., ("Kent") in various positions since 1986, including Treasurer of Asset Value Management Inc., ("AVM") a wholly owned subsidiary of Kent and the sole general partner of Asset Value Fund Limited Partnership ("AVF"); (ii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President from April 1998 to October 2001; (iii) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998; and (iv)Gish Biomedical, Inc., a medical device manufacturer, as a director since September 1999 and as Chairman since March 2000. From December 1998 to June 1999, Mr. Galuchie was a director of HealthRite, Inc., a nutritional products company and from July 1992 to January 2000, Mr. Galuchie was Vice President, Treasurer and director of Golf Rounds.com, Inc., currently a non operating company.









                                     III-1

     Theodore A. Raymond has been a director of the Company since 1967. He was also the Company's President and Chief Executive Officer from 1967 to 2000.

     Sue Ann Merrill, a certified public accountant is principally engaged in the following businesses: (i) Winston from September 1995 to August 2003, in various positions; (ii) Kent, in various positions since 1995 including Assistant Secretary and Assistant Treasurer of AVM; (iii) Pure World, Inc., in various positions since September 1995, including Vice President since August 2000 and Chief Financial Officer since October 2002; and (iv) Cortech, Inc., as Secretary and Chief Financial Officer since September 1998.

Item 10  -  EXECUTIVE COMPENSATION
            ----------------------

REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 2003 or 2002.
































                                     III-2

Item 11  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 27, 2004, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer and directors and officers as a group:

                                 Number of Shares              Percentage of
  Name and Address                of Common Stock              Common Stock
of Beneficial Owner             Beneficially Owned              Outstanding
-------------------             ------------------              -----------

John W. Galuchie, Jr.
376 Main Street
Bedminster, NJ 07921                    500                          *

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406           100,510                        4.28%

Sue Ann Merrill
376 Main Street
Bedminster, NJ 07921                886,558 (1)                   37.76%

Asset Value Fund Limited
Partnership
376 Main Street
Bedminster, NJ 07921                866,558                       36.91%

Steve Emerson R/O IRA II
1522 Ensley Avenue
Los Angeles, CA 90024               325,000 (2)                   13.84%

G. Tyler Runnels
1999 Avenue of the Stars
Suite 2530
Los Angeles, CA 90067               200,000 (3)                    8.52%

Carucci Family Partners
14 Venderventer Avenue
Suite 210
Port Washington, NY 11050           200,000                        8.52%

All Directors and
officers as a group
(3 Persons)                         987,568                       42.06%

-----------------------------------
*  Represents less than one percent

(1) Includes 866,558 shares owned by Asset Value Fund Limited Partnership of which Mrs. Merrill disclaims beneficial ownership. Mrs. Merrill is the Assistant Secretary and Assistant Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.


                                     III-3

(2) According to Schedule 13D filed on December 11, 2002.

(3) According to Schedule 13D filed on December 11, 2002, Mr. Runnels is the Chairman and Chief Financial Officer of T. R. Winston & Company, LLC a broker-dealer registered with The National Association of Securities Dealers, Inc.

Item 12  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

     A management fee of $48,000 and $17,600 was paid in 2003 and 2002, respectively, to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is materially less than the cost for the Company to perform these services. AVF is the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2003. The increase in management fees during 2003 related to the costs associated with the Company's compliance with the Sarbanes-Oxley Act of 2002.
































                                     III-4

                                     PART IV
                                     -------


Item 13  -  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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

(a) Exhibits
    --------

    Exhibit Number       Exhibit                         Method of Filing
    --------------       -------                         ----------------

         3.1             Articles of Incorporation       Incorporated by
                                                         reference
                                                         to Proxy Statement on
                                                         Schedule 14A filed
                                                         July 14, 2000.

         3.2             By-laws                         Incorporated by
                                                         reference to Proxy
                                                         Statement on
                                                         Schedule 14A
                                                         filed July 14, 2000

         21              Subsidiaries of the Registrant  Filed herewith


         31.1            Certification pursuant to       Filed herewith
                         Section 302 of the Sarbanes-
                         Oxley Act of 2002

         31.2            Certification pursuant to       Filed herewith
                         Section 302 of the Sarbanes-
                         Oxley Act of 2002

         32              Certification pursuant to       Filed herewith
                         Section 906 of the Sarbanes-
                         Oxley Act of 2002


(b) Reports on Form 8-K
    -------------------

     On December 11, 2003, General Devices filed a Form 8-K in connection with a change in auditors to Amper, Politziner & Mattia, P.C. for the fiscal year ended December 31, 2003.

Item 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Year ended December 31, 2003

Audit Fees:

     On December 11, 2003, the Board of Directors of the Company retained Amper, Politziner & Mattia, P.C., Certified Public Accountants ("Amper") as its principal accountant for the fiscal year ended December 31, 2003, dismissing Bederson & Company, LLP. ("Bederson"). The aggregate fees, including expenses, billed, or expected to be billed to the Company by Amper, in connection with the audit of its consolidated financial statements for the year ended December 31, 2003 is $6,000.

     The aggregate fees, including expenses, billed by Bederson in connection with the review of the financial information included in the Company's quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $6,000.

All Other Fees:

     There were no other fees billed to the Company by Amper or Bederson during 2003.

Year ended December 31, 2002

Audit Fees:

     The aggregate fees, including expenses, billed to the Company by Bederson in connection with the audit of its consolidated financial statements and for the review of the financial information included in the Company's Annual Report on Form 10-KSB; and the quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $17,000.

All Other Fees:

     There were no other fees billed to the Company by Bederson during 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Devices, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL DEVICES, INC.




Dated:  March 30, 2004                       By: /s/ John W. Galuchie, Jr.
                                                 -------------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President




Dated:  March 30, 2004                       By: /s/ Sue Ann Merrill
                                                 -------------------------------
                                                 Sue Ann Merrill
                                                 Secretary and Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


Dated:  March 30, 2004                       By: /s/ John W. Galuchie, Jr.
                                                 -------------------------------
                                                 John W. Galuchie, Jr.
                                                 Chairman and President



Dated:  March 30, 2004                       By: /s/ Theodore A. Raymond
                                                 -------------------------------
                                                 Theodore A. Raymond
                                                 Director

                                                                      EXHIBIT 21



                              GENERAL DEVICES, INC.

                                  SUBSIDIARIES




Name of Subsidiary                                  State of Incorporation
------------------                                  ----------------------



GD MergerSub, Inc.                                           Delaware

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

March 30, 2004                                      /s/ John W. Galuchie, Jr.
                                                    -------------------------
                                                    John W. Galuchie, Jr.
                                                    Chief Executive Officer

                                                                    EXHIBIT 31.2
                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I,   Sue Ann Merrill, certify that:

1.   I have reviewed this annual report on Form 10-KSB of General Devices. Inc.

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

March 30, 2004                                      /s/ Sue Ann Merrill
                                                    ----------------------------
                                                    Sue Ann Merrill
                                                   (Principal Accounting and
                                                    Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended December 31, 2003, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:  March  30, 2004


/s/ John W. Galuchie, Jr.
---------------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
---------------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary