Form 10QSB
period 2004-03-31
GENERAL DEVICES INC
filed 2004-05-14
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                        For the quarterly period ended March 31, 2004
                                                       --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                        For the transition period from             to
                                                      -----------    -----------
                        Commission File No: 0-3125
                                            ------
                              General Devices, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


                Delaware                                 21-0661726
                --------                                 ----------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                  376 Main Street, Bedminster, New Jersey 07921
                  ---------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, the issuer had 2,347,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]   No [X]

PART I   -  FINANCIAL INFORMATION
------      ---------------------

Item 1   -  FINANCIAL STATEMENTS
------      --------------------


                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)




ASSETS
------

Current assets:
  Cash and cash equivalents                                    $  59,637
  Prepaid expenses                                                   220
  Other assets                                                       500
                                                               ---------
      Total current assets                                     $  60,357
                                                               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                     $  11,947
                                                               ---------
      Total current liabilities                                   11,947
                                                               ---------

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,347,922 outstanding                      23,479
  Capital in excess of par value                               2,359,352
  Accumulated deficit                                         (2,334,421)
                                                               ---------
        Total stockholders' equity                                48,410
                                                               ---------
        Total liabilities and stockholders' equity             $  60,357
                                                               =========















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2004         2003
                                                      ---------    ---------

Revenues:
  Interest income                                     $      61    $     275

Expenses:
  General and administrative                             18,901       18,090
                                                      ---------    ---------

Net loss                                             ($  18,840)  ($  17,815)
                                                      =========    =========

Basic and diluted net loss per share                 ($     .01)  ($     .01)
                                                      =========    =========

Weighted average number of
    shares outstanding                                2,347,922    2,347,922
                                                      =========    =========
































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
                                                         2004         2003
                                                       --------     -------
Cash flows from operating activities:
  Net loss                                           ($ 18,840)  ($ 17,815)
  Change in prepaid expenses
  Collection of receivable from sale of                    336         315
    investment in unproved oil producing
      activities                                             -     146,560
  Change in accounts payable and
    accrued liabilities                              (   2,587)  (   8,588)
                                                      --------    --------
Net cash provided by (used in) operating
  activities                                         (  21,091)    120,472


Cash and cash equivalents at beginning of period        80,728      14,032
                                                      --------    --------
Cash and cash equivalents at end of period            $ 59,637    $134,504
                                                      ========    ========































          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

     General and administrative expenses were $18,901 and $18,090 for the quarters ended March 31, 2004 and 2003, respectively. General and administrative expenses for the quarter ended March 31, 2004 consisted of management fees of $12,000, accounting fees of $2,000, stockholders expenses of $1,668, legal expenses of $1,000 and all other office expenses of $2,233. In the quarter ended March 31, 2003 general and administrative expenses consisted of management fees of $12,000, accounting fees of $2,000, stockholders expenses of $1,802, legal expenses of $1,068 and all other office expenses of $1,220.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2004 the Company had cash and cash equivalents (U.S. Treasury Bills with original maturities of ninety days or less) of $59,637. Working capital at March 31, 2004 was $48,410. Additional financing will be required for the Company's current business activities and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share will be determined at the time of issuance. The Company has been informed by its largest shareholder, Asset Value Fund Limited Partnership, that it would purchase sufficient shares to provide the required funding.

     Net cash used in operations was $21,091 during the three months ended March 31, 2004 The net cash used was principally due to the first quarter loss. For the period ended March 31, 2003 cash provided by operations was the result of the collection of the receivable from the sale of the Company's investment in unproved oil producing activities offset by the first quarter loss.

Item 3  -  CONTROLS AND PROCEDURES
------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting evaluation.

`
PART II  -  OTHER INFORMATION
-------     -----------------

Item 6  -  EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)        Exhibits
           --------

           31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENERAL DEVICES, INC.



Dated: May 14, 2004                        By: /s/ John W. Galuchie, Jr.
                                               --------------------------
                                               John W. Galuchie, Jr.
                                               Chairman

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

May 14, 2004                                   /s/ John W. Galuchie, Jr.
                                               -------------------------
                                               John W. Galuchie, Jr.
                                               Chief Executive Officer

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


 May 14, 2004                                 /s/ Sue Ann  Merrill
                                              --------------------
                                              Sue  Ann  Merrill
                                              (Principal   Accounting  and
                                              Financial Officer)

                                                                  Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

      and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.



Dated:  May  14, 2004


/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary