Form 10QSB
period 2004-09-30
GENERAL DEVICES INC
filed 2004-11-12
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
               For the quarterly period ended September 30, 2004
                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                      For the transition  period from            to
                                                     ------------    ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 2004, the issuer had 2,347,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes  [ ]   No [X]

PART I   -  FINANCIAL INFORMATION
------      ---------------------

Item 1   -  FINANCIAL STATEMENTS
------      --------------------


                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)




ASSETS
------
Current assets:
  Cash                                                   $  15,652
  Prepaid expenses                                             889
  Other assets                                                 500
                                                         ---------
      Total current assets                               $  17,041
                                                         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities              $  11,108
                                                        ---------
      Total current liabilities                            11,108
                                                        ---------

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 2,347,922 outstanding               23,479
  Capital in excess of par value                        2,359,352
  Accumulated deficit                                  (2,376,898)
                                                        ---------
      Total stockholders' equity                            5,933
                                                        ---------
      Total liabilities and stockholders' equity        $  17,041
                                                        =========












     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                    Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                      2004        2003
                                                  -----------  ----------

Revenues:
  Interest income                                 $       3     $     204

Expenses:
  General and administrative                         21,272        21,409
                                                  ---------     ---------

Net loss                                         ($  21,269)   ($  21,205)
                                                  =========     =========

Basic and diluted net loss per share             ($     .01)   ($     .01)
                                                  =========     =========

Weighted average number of
  shares outstanding                              2,347,922     2,347,922
                                                  =========     =========




























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2004         2003
                                                    --------     --------

Revenues:
  Interest income                                  $      82    $     733

Expenses:
  General and administrative                          61,400       55,529
                                                   ---------    ---------

Net loss                                          ($  61,318)  ($  54,796)
                                                   =========    =========

Basic and diluted net loss per share              ($     .03)($       .02)
                                                   =========    =========
Weighted average number of
  shares outstanding                               2,347,922    2,347,922
                                                   =========    =========




























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                      Nine Months Ended
                                                         September 30,
                                                    ---------------------
                                                      2004         2003
                                                    ---------    --------

Cash flows from operating activities:
  Net loss                                        ($ 61,318)    ($ 54,796)
  Change in prepaid expenses and other assets     (     332)    (     866)
  Collection of receivable from sale of
    investment in unproved oil producing
      activities                                          -       146,560
  Change in accounts payable and
    accrued liabilities                           (   3,426)    (     540)
                                                   --------      --------
Net cash provided by (used in) operating
  activities                                      (  65,076)       90,358


Cash and cash equivalents at beginning of period     80,728        14,032
                                                   --------      --------
Cash and cash equivalents at end of period         $ 15,652      $104,390
                                                   ========      ========


Supplemental disclosure of cash flows information:
  Cash paid for income taxes                       $    575      $    800
                                                   ========      ========























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited condensed consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

4.  Related Party Transactions
    -------------------------

     A management fee of $4,000 per month is paid to an affiliate for management services performed on behalf of the company. These services include corporate governance, financial management and accounting services.

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

     General and administrative expenses were $21,272 and $21,409 for the quarters ended September 30, 2004 and 2003, respectively. General and administrative expenses for the quarter ended September 30, 2004 consisted of management fees of $12,000, accounting fees of $3,600, stockholders expenses of $1,946 and all other office expenses of $3,726. In the quarter ended September 30, 2003 general and administrative expenses consisted of management fees of $12,000, accounting fees of $6,900, stockholders expenses of $1,910, and all other office expenses of $599.

     For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $61,400 and $55,529, respectively. General and administrative expenses for the nine months ended September 30, 2004 consisted of management fees of $36,000, accounting fees of $9,500, stockholders expenses of $5,134, legal fees of $1,137 and all other office expenses of $9,629. In the nine months ended September 30, 2003 general and administrative expenses consisted of management fees of $36,000, accounting fees of $10,900, stockholders expenses of $5,236, legal fees of $902, and all other office expenses of $2,491.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2004 the Company had cash of $15,652. Working capital at September 30, 2004 was $5,933. Additional financing will be required for the Company's current business activities and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share will be determined at the time of issuance. The Company has been informed by its largest shareholder, Asset Value Fund Limited Partnership, that it would purchase sufficient shares to provide the required funding.

     Net cash used in  operations  was  $65,076  during  the nine  months  ended
September 30, 2004, principally due to the net loss. For the period ended September 30, 2003 cash provided by operations of $90,358 was principally due to the collection of the receivable from the sale of the Company's investment in unproved oil producing activities offset by the net loss from operations.

Item 3  -  CONTROLS AND PROCEDURES
------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting evaluation.

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

                                   SIGNATURES
                                   ----------



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENERAL DEVICES, INC.



Dated: November 12, 2004                   By: /s/ John W. Galuchie, Jr.
                                               -------------------------
                                               John W. Galuchie, Jr.
                                               Chairman

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

November  12, 2004                                     /s/ John W. Galuchie, Jr.
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


  November  12, 2004
                                                      /s/ Sue Ann Merrill
                                                      -------------------------
                                                       Sue Ann Merrill
                                                      (Principal Accounting and
                                                       Financial Officer)

                                                                     Exhibit 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2004, to which this Certification is attached as Exhibit 32 (the "Periodic Report"), fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.



Dated:  November  12, 2004




/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary