Form 10KSB
period 2004-12-31
GENERAL DEVICES INC
filed 2005-03-31
CIK 40528

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
MARK ONE:

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2004

     [ ] Transition Report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934

         For the transition period from _________________ to _________________.

                          Commission file number 0-3125
                                                 ------

                              GENERAL DEVICES, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

            Delaware                                          21-0661726
            --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

376 Main Street, P.O. Box 74, Bedminster, New Jersey              07921
----------------------------------------------------              -----
       (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code   (908) 234-1881
                                                 --------------

         Securities registered under Section 12(b) of the Exchange Act:
         -------------------------------------------------------------

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
         -------------------------------------------------------------

                     Common Stock, par value $.01 per share

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes    X        No
       ---------      ---------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuers revenues for the fiscal year ended December 31, 2004 were approximately $82.

     At February 28, 2005, there were 3,597,922 shares of common stock outstanding. The aggregate market value of the voting shares held by non-affiliates of the registrant, based on the closing bid price of such stock on such date was approximately $492,945.

     Transitional Small Business Disclosure Format  Yes         No    X
                                                       -------     -------

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS
         -----------------------

General
-------

     General Devices, Inc., and Subsidiary (the "Company") had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993 the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. There can be no assurance that the Company will identify a suitable acquisition candidate, or successfully complete any business combination transaction on terms favorable to the Company's stockholders, if at all. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when the Company relocated to Bedminster, New Jersey.

         In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed.

         The Company had no employees during 2004 and 2003.

Item 2  -  DESCRIPTION OF PROPERTY
           -----------------------

         The Company owns no real property.

Item 3  -  LEGAL PROCEEDINGS
           -----------------

         NONE

Item 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II
                                     -------


  Item 5  -  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
             --------------------------------------------------------

             (a) PRINCIPAL MARKET: LISTED ON THE NASDAQ OTC
                 BULLETIN BOARD SYMBOL "GNDV.OB"

             (b) STOCK PRICE INFORMATION

     The following table sets forth the range of the high and low bid quotations of the common stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

                                    High                Low
                                    ----                ---

                  2004
                  ----

                  March 31         $ .16               $ .16
                  June 30            .18                 .16
                  September 30       .18                 .16
                  December 31        .25                 .16


                  2003
                  ----

                  March 31         $ .15               $ .13
                  June 30            .14                 .14
                  September 30       .15                 .14
                  December 31        .16                 .15


             (c) As of February 28, 2005 the Company had 2,096 stockholders of record. The closing price of the Common Stock was $.26 on February 28, 2005.

     The Company had not declared or paid any dividends on its common stock in 2004 or 2003 and does not foresee doing so in the immediate future.

     The Company did not purchase any shares of its securities in 2004.

     On February 11, 2005, the Company issued 1,250,000 shares of common stock at a price of $.10 per share for total proceeds of $125,000 to the Company's principal stockholders in a private placement transaction. The proceeds will be used by the Company as working capital to fund its operations. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, in that they were offered and sold to current shareholders of the Company who qualify as accredited investors.

Item 6 - MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------
General
-------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when the Company relocated to Bedminster, New Jersey.

Results of Operations
---------------------

     General and administrative expenses were approximately $81,000 in 2004, an increase of $7,000 from expenses of approximately $74,000 in 2003. In 2004, general and administrative expenses consisted principally of management fees of $48,000, accounting fees of $13,100, corporate governance expenses of $6,600, and all other expenses of $13,300. In 2003, general and administrative expenses consisted principally of management fees of $48,000, accounting fees of $12,900, corporate governance expenses of $6,500, and all other expenses of $6,600.

Other Disclosures - Related Party Transactions
----------------------------------------------

     A management fee of $4,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost would be for the Company to perform these services. AVF was the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2004 and approximately 44% at February 28, 2005.

Liquidity and Capital Resources
-------------------------------

     At December 31, 2004, the Company had cash and cash equivalents of $652 and a net working capital deficit of $13,290. Management believed that the Company's cash and cash equivalents were not adequate and additional financing was required for the costs of seeking an acquisition of an operating business. On February 11, 2005 the Company issued 1,250,000 shares for total proceeds of $125,000. The Company currently believes that its financial resources will be sufficient for future operations for the next twelve months.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Contractual Commitments
-----------------------

     The Company has no contractual commitments.

New Accounting Pronouncements
-----------------------------

     The Company is not aware of any new pronouncement that will have a material impact on its financial position and results of operations.

Subsequent Event
----------------

     On February 11, 2005, the Company issued 1,250,000 shares of common stock at a price of $.10 per share for total proceeds of $125,000 to the Company's principal stockholders in a private placement transaction. The proceeds will be used by the Company as working capital to fund its operations. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, in that they were offered and sold to current shareholders of the Company who qualify as accredited investors.

Item 7  -  FINANCIAL STATEMENTS
           --------------------


         The financial statements filed herein are listed below:


         Report of Independent Registered Public Accounting Firm


         Financial Statements:

                  Consolidated Balance Sheet - December 31, 2004

                  Consolidated Statements of Operations -
                        Years ended December 31, 2004 and 2003

                  Consolidated Statements of Stockholders' Equity (Deficit) -
                        Years ended December 31, 2004 and 2003

                  Consolidated Statements of Cash Flows -
                        Years ended December 31, 2004 and 2003

                  Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of General Devices, Inc.

We have audited the accompanying consolidated balance sheet of General Devices, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Devices, Inc. and Subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.


March 16, 2005
Edison, New Jersey

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004





ASSETS
-----

Current assets:
   Cash                                               $      652
   Prepaid expenses                                          556
   Other assets                                              500
                                                      ----------
        Total current assets                          $    1,708
                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable and accrued liabilities           $   14,998
                                                      ----------

Stockholders' equity:
Common stock - $.01 par value;
   12,000,000 shares authorized;
   2,347,922 issued and outstanding                       23,479
Additional paid-in capital                             2,359,352
Accumulated deficit                                  ( 2,396,121)
                                                      ----------
        Total stockholders' deficit                  (    13,290)
                                                      ----------
        Total liabilities and stockholders' deficit   $    1,708
                                                      ==========

















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                 Year Ended December 31,
                                                   2004          2003
                                                 ---------     ---------
Revenue:
  Interest income                                $      82    $     850

Expenses:
  General and administrative                        80,623       73,478
                                                 ---------     ---------

Net loss                                        ($  80,541)  ($  72,628)
                                                 =========    =========


Basic and diluted loss per share                ($     .03)  ($     .03)
                                                 =========    =========

Weighted average number of
  shares outstanding                             2,347,922    2,347,922
                                                 =========    =========


























          See accompanying notes to consolidated financial statements.


                                            GENERAL DEVICES, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                      Additional
                                   Number           Common              Paid-in           Accumulated
                                 of Shares          Stock               Capital             Deficit            Total
                                 ---------          -----               -------             -------            -----



Balance January 1, 2003          2,347,922       $   23,479           $2,359,352         ($2,242,952)        $139,879

Net loss for the year                    -                -                    -         (    72,628)       (  72,628)
                                ----------       -----------          ----------          ----------         --------

Balance December 31, 2003        2,347,922           23,479            2,359,352         ( 2,315,580)          67,251

Net loss for the year                    -                -                    -         (    80,541)       (  80,541)

                                ----------       -----------          ----------          ----------         ---------

Balance December 31, 2004        2,347,922       $   23,479           $2,359,352         ($2,396,121)       ($ 13,290)
                                ==========       ==========           ==========          ==========         ========


                              See accompanying notes to consolidated financial statements.

                                                             F-4

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Year Ended
                                                            December 31,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------
Cash flows from operating activities:
  Net loss                                             ($ 80,541) ($ 72,628)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating
         activities:
      Collection of receivable from sale of
         investment in unproved oil producing
         activities                                            -    146,560
      Change in operating assets and liabilities:
         Prepaids and other assets                             1  (     532)
         Accounts payable and accrued liabilities            464  (   6,704)
                                                        --------   --------
  Net cash provided by (used in)
    operating activities                               (  80,076)    66,696
                                                        --------   --------

Net increase (decrease)in cash and cash equivalents    (  80,076)    66,696
Cash and cash equivalents at beginning of year            80,728     14,032
                                                        --------   --------
Cash and cash equivalents at end of year                $    652   $ 80,728
                                                        ========   ========


Supplemental disclosures of cash flow information:

      Cash paid for income taxes                       $    575    $    800
                                                       ========    ========

















          See accompanying notes to consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Liquidity and Capital Resources
     -------------------------------

          At December 31, 2004 General Devices, Inc., and subsidiary (the "Company") had cash and cash equivalents of $652 and a net working capital deficit of $13,290. Management believed that the Company's cash and cash equivalents were not adequate and additional financing was required for the costs of seeking an acquisition of an operating business. On February 11, 2005 the Company issued 1,250,000 shares for total proceeds of $125,000. The Company currently believes that its financial resources and anticipated cash flows will be sufficient for future operations for the next twelve months.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Operations
     ----------

          The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation. On June 1, 1990, the Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993 the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999 three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000 when such offices were relocated to Bedminster, New Jersey.

          In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed.

         The  Company  had no employees during 2004 and 2003.

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

      New Accounting Pronouncements
      -----------------------------

          The Company is not aware of any new pronouncement that will have a material impact on its financial position and results of operations.

3.    Income Taxes
      ------------

          As of December 31, 2004, the Company has approximately $1,157,000 of net operating loss carryforwards ("NOLS") to offset future income tax, subject to federal and state limitations. The NOLs are subject to examination by the tax authorities and expire in various years from 2007 through 2024.

          Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes and operating loss carryforwards.

          The tax effects of significant items comprising the Company's net deferred tax asset, as of December 31, 2004 are as follows (in $000's):

          Deferred tax asset:
                Federal NOLs                        $393
                State NOLs                           104
          Valuation allowance                       (497)
                                                    ----
          Net deferred tax asset                    $  -
                                                    ====

          Management believes the deferred tax assets as of December 31, 2004 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire net tax asset. By recording a valuation allowance for the entire amount of future tax benefits, the Company has not recognized a deferred tax benefit for income taxes in its statements of operations.

          The Tax Reform Act of 1986 contains provisions that may limit the NOLs available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period results in an annual limitation on the Company's ability to utilize its NOL from tax periods prior to the ownership change.

4.   Related Party Transactions
     --------------------------

          A management fee of $48,000 was expensed in each of 2004 and 2003 relative to fees paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. AVF was the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2004 and approximately 44% at February 28, 2005.

5.   Subsequent Event
     ----------------

          On February 11, 2005 the Company issued 1,250,000 shares of common stock at a price of $.10 per share for total proceeds of $125,000 to the Company's principal stockholders in a private placement transaction. The proceeds will be used by the Company as working capital to fund its operations. The offer and sale of the shares were exempt from registration under Section 4(2) of the Securities Act of 1933, in that they were offered and sold to current shareholders of the Company who qualify as accredited investors.

Item 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      None

Item 8A  CONTROLS AND PROCEDURES
         -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2004 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its iternal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 8B  OTHER INFORMATION
         -----------------

      None

                                    PART III



Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS;
         -----------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     The two members of the Board of Directors were elected at the 2001 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified. The Company's officers are elected by and serve at the leave of the Board.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such officer was elected.

     The directors and executive officers of the Company at February 28, 2005 were as follows:

                                    Position and Office
                                    Presently Held with      Director
      Name of Person        Age          the Company          Since
      --------------        ---     -------------------      --------

      John W. Galuchie, Jr.  52     Chairman, Director and       2000
                                    President of the Company

      Theodore A. Raymond    77     Director                     1967

      Sue Ann Merrill        41     Chief Financial Officer,        -
                                    Treasurer & Secretary


     John W. Galuchie, Jr., a certified public accountant is principally engaged in the following businesses: (i) the Company, since September 2000 as President and a director; and (ii) President of T. R. Winston & Company LLC ("Winston"), a securities broker/dealer, since July 1990 and a director since September 1989. Prior to August 2003 Mr. Galuchie was also engaged in the following businesses:
(i) Kent Financial Services, Inc., ("Kent") in various positions since 1986, including Treasurer of Asset Value Management Inc., ("AVM") a wholly owned subsidiary of Kent and the sole general partner of Asset Value Fund Limited Partnership ("AVF"), the Company's principal stockholder; (ii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President from April 1998 to October 2001; (iii) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998 and (iv) Gish Biomedical, Inc., a medical device manufacturer, as a director from September 1999 (Chairman from March 2000) until April 2003.






                                     III-1

     Theodore A. Raymond has been a director of the Company since 1967. He was also the Company's President and Chief Executive Officer from 1967 to 2000.

     Sue Ann Merrill, a certified public accountant, is principally engaged in the following businesses: (i) the Company, since September 2000 as Treasurer and Secretary, (ii) Winston from September 1995 to August 2003, in various positions; (iii) Kent, in various positions since 1995, including Assistant Secretary and Assistant Treasurer of AVM; (iv) Pure World, Inc., in various positions since September 1995, including Vice President since August 2000, and Chief Financial Officer since October 2002; and (v) Cortech, Inc., as Secretary and Chief Financial Officer since September 1998.

AUDIT COMMITTEE FINANCIAL EXPERT
--------------------------------

     The board of directors of the Company functions as the Audit Committee. The board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its board of directors. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the board of directors are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements,
(iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any board of director member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Although Mr. Galuchie is a certified public accountant, he does not qualify as an independent director. The board believes that it is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

CODE OF ETHICS
--------------

     The Company has adopted a Code of Ethics applicable to its principal executive officers and principal financial officer. Stockholders may write to Sue Ann Merrill, the Secretary of the Company, at the Company's principal executive office: 376 Main Street, Bedminster, New Jersey 07921 to request a copy of the Code of Ethics, and the Company will provide it to any person without charge upon such request.



                                     III-2

Item 10 - EXECUTIVE COMPENSATION
          ----------------------

REMUNERATION OF EXECUTIVE OFFICERS
----------------------------------

     There was no remuneration paid to any officer or director in 2004 or 2003.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
          AND RELATED STOCKHOLDER MATTERS
          -------------------------------

     The following table sets forth the beneficial ownership of Common Stock of the Company as of February 28, 2005, by each person who was known by the Company to beneficially own more than 5% of the Common Stock, by each director and officer, and by all directors and officers as a group:

                                         Number of Shares       Percentage of
  Name and Address                        of Common Stock        Common Stock
of Beneficial Owner                      Beneficially Owned      Outstanding
-------------------                      ------------------     -------------

John W. Galuchie, Jr.
376 Main Street
Bedminster, NJ 07921                             500                  *

Theodore A. Raymond
215 West Church Road
King of Prussia, PA 19406                    100,510               2.79%

Sue Ann Merrill
376 Main Street
Bedminster, NJ 07921                       1,600,971 (1)          44.50%

Asset Value Fund Limited
Partnership
376 Main Street
Bedminster, NJ 07921                       1,580,971              43.94%

J. Steven Emerson
1522 Ensley Avenue
Los Angeles, CA 90024                        565,091 (2)          15.71%

G. Tyler Runnels
1999 Avenue of the Stars
Suite 2530
Los Angeles, CA 90067                        347,748 (3)           9.67%

Carucci Family Partners
14 Venderventer Avenue
Suite 210
Port Washington, NY 11050                    347,748               9.67%

All directors and
officers as a group
(3 Persons)                                1,701,981              47.30%

-----------------------------------
*  Represents less than one percent

                                     III-3

(1) Includes 1,580,971 shares owned by Asset Value Fund Limited Partnership of which Mrs. Merrill disclaims beneficial ownership. Mrs. Merrill is the Assistant Secretary and Assistant Treasurer of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.

(2)  According  to Schedule 13D filed on February 15, 2005.

(3) According to Schedule 13D filed on February 15, 2005, Mr. Runnels is the Chairman and Chief Executive Officer of T. R. Winston & Company, LLC a broker/dealer registered with The National Association of Securities Dealers, Inc.


Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     A management fee of $48,000 was expensed in each of 2004 and 2003 relative to fees paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the Company. Management services include, among other things, SEC filings, negotiation, evaluating merger and acquisition proposals, accounting and shareholder relations. The Company believes that the management fee is less than the cost for the Company to perform these services. AVF was the beneficial owner of approximately 37% of the Company's Common Stock at December 31, 2004 and approximately 44% at February 28, 2005.
































                                     III-4

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

    None



















                                     III-5

Item 14  -  PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, expected to be billed by the Company's principal accountant in connection with the audit of its consolidated financial statements and for the review of its financial information included in its Annual Report on Form 10-KSB; and its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 are $12,000.

All Other Fees: There were no other audit related fees, tax fees, or any other fees billed to the Company by its principal accountant during 2004.

Year ended December 31, 2003

Audit Fees: On December 11, 2003, the Board of Directors of the Company retained Amper, Politziner & Mattia, P.C., Certified Public Accountants ("Amper") as its principal accountant for the fiscal year ended December 31, 2003, dismissing Bederson & Company, LLP. ("Bederson"). The aggregate fees, including expenses, billed to the Company by Amper, in connection with the audit of its consolidated financial statements for the year ended December 31, 2003 were $7,870.

     The aggregate fees, including expenses, billed by Bederson in connection with the review of the financial information included in the Company's quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 were $6,000.

All Other Fees:

     There were no other audit related fees, tax fees, or any other fees billed to the Company by Amper or Bederson during 2003.

















                                     III-6

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENERAL DEVICES, INC.




Dated:  March 31, 2005                         By: /s/ John W. Galuchie, Jr.
                                                   -------------------------
                                                   John W. Galuchie, Jr.
                                                   Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated.


Dated:  March 31, 2005                         By: /s/ John W. Galuchie, Jr.
                                                   -------------------------
                                                   John W. Galuchie, Jr.
                                                   Chairman, President and
                                                   Director
                                                  (Principal Executive Officer)



Dated:  March 31, 2005                         By: /s/ Theodore A. Raymond
                                                   -------------------------
                                                   Theodore A. Raymond
                                                   Director



Dated:  March 31, 2005                         By: /s/ Sue Ann Merrill
                                                   -------------------------
                                                   Sue Ann Merrill
                                                   Secretary and Treasurer
                                                  (Principal Financial Officer)















                                     III-7

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



March 31, 2005                                 /s/ John W. Galuchie, Jr.
                                               ---------------------------
                                                   John W. Galuchie, Jr.
                                                   Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



March 31, 2005                                     /s/ Sue Ann Merrill
                                                   ----------------------------
                                                       Sue Ann Merrill
                                                      (Principal Accounting and
                                                       Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Annual Report on Form 10-KSB of the Company for the period ended December 31, 2004 (the "Annual Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  March 31, 2005


/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary