Form 10QSB
period 2005-03-31
GENERAL DEVICES INC
filed 2005-05-13
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934
                  For the quarterly period ended March 31, 2005
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT
                      For the transition period from            to
                                                     -----------    ------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2005, the issuer had 3,597,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

PART I   -  FINANCIAL INFORMATION
------      ---------------------

Item 1   -  FINANCIAL STATEMENTS
------      --------------------


                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)




ASSETS
------
Current assets:
  Cash                                                    $ 104,909
  Prepaid expenses                                              222
  Other assets                                                  500
                                                          ---------
      Total current assets                                $ 105,631
                                                          =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                $  12,978
                                                          ---------
Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 3,597,922 issued and outstanding      35,979
  Additional paid-in capital                              2,471,852
  Accumulated deficit                                    (2,415,178)
                                                          ---------
      Total stockholders' equity                             92,653
                                                          ---------
      Total liabilities and stockholders' equity          $ 105,631
                                                          =========













     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   Three Months Ended
                                                         March 31,
                                                 ----------------------
                                                     2005        2004
                                                 ---------    ---------
Revenues:
  Interest income                                $       -    $      61

Expenses:
  General and administrative                        19,057       18,901
                                                 ---------    ---------

Net loss                                        ($  19,057)  ($  18,840)
                                                 =========    =========

Basic and diluted loss per share                ($     .01)  ($     .01)
                                                 =========    =========

Weighted average number of
  shares outstanding                             3,028,478    2,347,922
                                                 =========    =========





























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                   Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2005        2004
                                                   --------    --------

Cash flows from operating activities:
  Net loss                                        ($ 19,057)  ($ 18,840)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Change in operating assets and liabilities:
    Prepaids and other assets                           334         336
    Accounts payable and accrued liabilities      (   2,020)  (   2,587)
                                                   --------    --------
      Net cash used in operating activities       (  20,743)  (  21,091)
                                                   --------    --------

Cash flows from financing activities -
  Issuance of common stock in private placement     125,000           -
                                                   --------    --------

Net increase (decrease) in cash
  and cash equivalents                              104,257    (  21,091)
Cash and cash equivalents at beginning of period        652       80,728
                                                   --------     --------
Cash and cash equivalents at end of period         $104,909     $ 59,637
                                                   ========     ========

























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 AND 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     --------------------

     The accompanying unaudited condensed consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2.   Common Stock
     ------------

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

4.   Related Party Transactions
     --------------------------

     A management fee of $4,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the company. Management services include, among other things, SEC filings, negotiations, evaluating merger and acquisition proposals, accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock.

Item 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------
General
-------

     The Company had been engaged in the business of providing contract technical services. Effective April 14, 1990, the Company sold most of its technical services business, and certain assets to TAD Technical Services Corporation ("TAD"). On June 1, 1990, the Company sold its 100%-owned British subsidiary, GDI Euroforce Ltd., to TAD. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993, the Company has been inactive. A Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on September 15, 1998. In February 1999, three investors purchased a controlling interest in the Company with the objective of maximizing shareholder value. The Company is currently seeking the acquisition of an operating business. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction. The Company was incorporated in 1953 under the laws of the State of New Jersey. In September 2000, the Company was reorganized under the laws of the State of Delaware. Its executive offices were located in King of Prussia, Pennsylvania until September 2000, when its offices were relocated to Bedminster, New Jersey.

Results of Operations
----------------------

     General and administrative expenses were $19,057 and $18,901 for the quarters ended March 31, 2005 and 2004, respectively. General and administrative expenses for the quarter ended March 31, 2005 consisted of management fees of $12,000, accounting fees of $1,945, stockholders expenses of $1,835 and all other office expenses of $3,277. For the quarter ended March 31, 2004, general and administrative expenses consisted of management fees of $12,000, accounting fees of $2,000, stockholders expenses of $1,668, and all other office expenses of $3,233.

Other Disclosures - Related Party Transactions
----------------------------------------------

     The Company pays a monthly management fee of $4,000 to Asset Value Fund Limited Partnership ("AVF") for management services performed for the company. Management services include, among other things, SEC filings, negotiations, evaluating merger and acquisition proposals, internal accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2005 the Company had cash of $104,909. Working capital at March 31, 2005 was $92,653. Management believes its cash is sufficient for its operations for the next twelve months and for the costs of seeking an acquisition of an operating business.

     Net cash used in operations was $20,743 for the three months ended March 31, 2005 and $21,091 for the three months ended March 31, 2004, due to the net loss recorded in each period.

     Net cash of $125,000 was provided by financing activities in the first quarter of 2005, due to a private placement of 1,250,000 shares of common stock.

Off-Balance Sheet Arrangements
------------------------------
     The Company has no off-balance sheet arrangements.

Item 3  -  CONTROLS AND PROCEDURES
------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in fiscal 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II  -     OTHER INFORMATION
-------        -----------------

Item 1   -     LEGAL PROCEEDINGS
------         -----------------

               None

Item 2   -     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
------         ----------------------------------------------------------

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

Item 3   -     DEFAULTS UPON SENIOR SECURITIES
------         -------------------------------

               None

Item 4   -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------         ---------------------------------------------------

               None

Item 5   -     OTHER INFORMATION
------         -----------------

               None

Item 6  -      EXHIBITS AND REPORTS ON FORM 8-K
------         --------------------------------

               Exhibits
               --------

                3.1 Articles of Incorporation (Incorporated by reference to Proxy Statement on Schedule 14A filed on July 14,
                     2000)

                3.2 By-laws (Incorporated by reference to Proxy Statement on Schedule 14A filed on July 14, 2000)

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



Dated: May 13, 2005                       By: /s/ John W. Galuchie, Jr.
                                               -----------------------------
                                               John W. Galuchie, Jr.
                                                 Chairman and President
                                                (Chief Executive Officer
                                                 and officer duly authorized
                                                 to sign on behalf of
                                                 the small business issuer)

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




May 13, 2005                                         /s/ John W. Galuchie, Jr.
                                                     -------------------------
                                                     John W. Galuchie, Jr.
                                                     Chief Executive Officer

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






May 13, 2005                                         /s/ Sue Ann Merrill
                                                     -------------------------
                                                     Sue Ann Merrill
                                                     (Principal Accounting and
                                                      Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

    and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated: May 13, 2005



/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary