Form 10QSB
period 2005-06-30
GENERAL DEVICES INC
filed 2005-08-12
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       For the transition period from            to
                                                     ------------  ------------
                           Commission File No: 0-3125
                                               ------

                              General Devices, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


                    Delaware                                 21-0661726
                    --------                                 -----------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

                  376 Main Street, Bedminster, New Jersey 07921
                  --------------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2005, the issuer had 3,597,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]    No [X]

PART I  -  FINANCIAL INFORMATION
------     ---------------------

Item 1  -  FINANCIAL STATEMENTS
------     --------------------


                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)




ASSETS
------
  Current assets:
    Cash                                                    $  73,220
    Prepaid expenses                                            1,240
    Other assets                                                  500
                                                            ---------
        Total current assets                                $  74,960
                                                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                  $   9,663
                                                            ---------

Stockholders' equity:
  Common stock $.01 par value 12,000,000
    shares authorized; 3,597,922 issued and outstanding        35,979
  Additional paid-in capital                                2,471,852
  Accumulated deficit                                      (2,442,534)
                                                            ---------
      Total stockholders' equity                               65,297
                                                            ---------
      Total liabilities and stockholders' equity            $  74,960
                                                            =========








     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                     Three Months Ended
                                                           June  30,
                                                  -------------------------
                                                     2005            2004
                                                  ---------       ---------

Revenues:
  Interest Income                                 $       -       $      18

Expenses:
  General and administrative                         27,356          21,226
                                                  ---------       ---------

Net loss                                         ($  27,356)     ($  21,208)
                                                  =========       =========

Basic and diluted loss per share                 ($     .01)     ($     .01)
                                                  =========       =========

Basic and diluted weighted average
  number of shares outstanding                    3,597,922       2,347,922
                                                  =========       =========




























      See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Six  Months  Ended
                                                           June 30,
                                                   -------------------------
                                                      2005            2004
                                                   ---------       ---------

Revenues:
  Interest income                                  $       -       $      79

Expenses:
  General and administrative                          46,413          40,127
                                                   ---------       ---------
Net loss                                          ($  46,413)     ($  40,048)
                                                   =========       =========

Basic and diluted loss per share                  ($     .01)     ($     .02)
                                                   =========       =========

Basic and diluted weighted average
  number of shares outstanding                     3,314,773       2,347,922
                                                   =========       =========





























     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2005           2004
                                                       ---------      ---------
Cash flows from operating activities:
  Net loss                                            ($ 46,413)     ($ 40,048)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Change in operating assets and liabilities:
    Prepaids and other assets                         (     684)     (     666)
    Accounts payable and accrued liabilities          (   5,335)     (   7,979)
                                                       --------       --------
      Net cash used in operating activities           (  52,432)     (  48,693)
                                                       --------       --------

Cash flows from financing activities -
  Issuance of common stock in private placement         125,000              -
                                                       --------       --------

Net increase (decrease) in cash
  and cash equivalents                                   72,568      (  48,693)
Cash and cash equivalents at beginning of period            652         80,728
                                                       --------       --------
Cash and cash equivalents at end of period             $ 73,220       $ 32,035
                                                       ========       ========


Supplemental disclosure of cash flows information:
  Cash paid for income taxes                           $    525       $    575
                                                       ========       ========





















 See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

     At June 30, 2005 the Company had cash of $73,220. Working capital at June 30, 2005 was $65,297.

     Additional financing will be required for the Company's business activities for the next twelve months and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share will be determined at the time of issuance. The Company's largest shareholder, Asset Value Fund Limited Partnership, has verbally informed the Company that it would purchase sufficient shares to provide the required funding.

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

4.   Related Party Transactions
     --------------------------

     A management fee of $4,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the company. Management services include, among other things, SEC filings, evaluating merger and acquisition proposals, accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock.

Item 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------
           CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------
General
-------

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

Results of Operations
----------------------

     General and administrative expenses were $27,356 and $21,226 for the quarters ended June 30, 2005 and 2004, respectively. General and administrative expenses for the quarter ended June 30, 2005 consisted of management fees of $12,000, legal fees of $5,780, accounting fees of $3,838, transfer agent fees and other related expenses of $1,519 and all other office expenses of $4,219. For the quarter ended June 30, 2004, general and administrative expenses consisted of management fees of $12,000, accounting fees of $3,900, transfer agent fees and other related expenses of $1,520, and all other office expenses of $3,806.

     For the six months ended June 30, 2005 and 2004 general and administrative expenses were $46,413 and $40,127, respectively. General and administrative expenses for the six months ended June 30, 2005 consisted of management fees of $24,000, legal fees of $5,823, accounting fees of $5,783, transfer agent fees and other related expenses of $3,354, and all other office expenses of $7,453. In the six months ended June 30, 2004 general and administrative expenses consisted of management fees of $24,000, accounting fees of $5,900, transfer agent fees and other related expenses of $3,188, legal fees of $1,137, and all other office expenses of $5,902.

Other Disclosures - Related Party Transactions
----------------------------------------------

     The Company pays a monthly management fee of $4,000 to Asset Value Fund Limited Partnership ("AVF") for management services performed for the company. Management services include, among other things, SEC filings, evaluating merger and acquisition proposals, internal accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock.

Liquidity and Capital Resources
-------------------------------

     At June 30, 2005 the Company had cash of $73,220. Working capital at June 30, 2005 was $65,297.

     Additional financing will be required for the Company's business activities for the next twelve months and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share will be determined at the time of issuance. The Company's largest shareholder, Asset Value Fund Limited Partnership, has verbally informed the Company that it would purchase sufficient shares to provide the required funding.

     Net cash used in operations was $52,432 for the six months ended June 30, 2005 and $48,693 for the six months ended June 30, 2004, due primarily to the net loss recorded in each period.

     Net cash of $125,000 was provided by financing activities in the first quarter of 2005, due to a private placement of 1,250,000 shares of common stock.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Item 3  -  CONTROLS AND PROCEDURES
------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act
-------------------------------------------------

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2006, the Company expects to begin, in the fourth quarter of 2005, the system and process documentation and evaluation needed to comply with Section 404.

PART II  -   OTHER INFORMATION
-------      -----------------

Item 1   -   LEGAL PROCEEDINGS
------       -----------------

             None

Item 2   -   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
------       ----------------------------------------------------------

             None

Item 3   -   DEFAULTS UPON SENIOR SECURITIES
------       -------------------------------
             None

Item 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

             None

Item 5   -   OTHER INFORMATION
------       -----------------

             None

Item 6  -    EXHIBITS
------       --------

             Exhibits

              3.1 Articles of Incorporation (Incorporated by reference to Exhibit A to Appendix I to the Registrant's Proxy Statement on Schedule 14A filed on July 24, 2000)

              3.2 By-laws (Incorporated by reference to Exhibit B to Appendix I to the Registrant's Proxy Statement on
                   Schedule 14A filed on July 24, 2000)

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

                                            GENERAL DEVICES, INC.



Dated:  August 12, 2005                     By: /s/ John W. Galuchie, Jr.
                                                --------------------------
                                                John W. Galuchie, Jr.
                                                Chairman and President
                                                (Chief Executive Officer
                                                 and officer duly authorized
                                                 to sign on behalf of
                                                 the small business issuer)

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




Dated:  August 12, 2005                               /s/ John W. Galuchie, Jr.
                                                      -------------------------
                                                      John W. Galuchie, Jr.
                                                      Chief Executive Officer

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





Dated:  August 12, 2005                               /s/ Sue Ann Merrill
                                                      --------------------------
                                                      Sue Ann Merrill
                                                      (Principal Accounting and
                                                       Financial Officer)

                                                                      Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended June 30, 2005, fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated: August 12, 2005



/s/ John W. Galuchie, Jr.
-------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary