Form 10QSB
period 2005-09-30
GENERAL DEVICES INC
filed 2005-10-18
CIK 40528

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended September 30, 2005
                                                          ------------------

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                           For the transition period from _________to __________ Commission File No: 0-3125
                                               ------

                              General Devices, Inc.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                     21-0661726
           --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  376 Main Street, Bedminster, New Jersey 07921
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (908) 234-1881
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  [X]      No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2005, the issuer had 3,597,922 shares of its common stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]     No [X]

PART I   -  FINANCIAL INFORMATION
------      ---------------------
Item 1   -  FINANCIAL STATEMENTS
------      --------------------


                      GENERAL DEVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)




ASSETS
------
Current assets:
  Cash                                                              $  53,570
  Prepaid expenses                                                        902
                                                                    ---------
     Total current assets                                           $  54,472
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                          $  10,899
                                                                    ---------

Stockholders' equity:
  Common stock $.01 par value;
    12,000,000 shares authorized;
    3,597,922 issued and outstanding                                   35,979
  Additional paid-in capital                                        2,471,852
  Accumulated deficit                                              (2,464,258)
                                                                    ---------
     Total stockholders' equity                                        43,573
                                                                    ---------
     Total liabilities and stockholders' equity                     $  54,472
                                                                    =========













     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Three Months Ended
                                                         September 30,
                                                    ----------------------
                                                      2005          2004
                                                    --------      --------

Revenues:
  Interest income                                  $       -     $       3

Expenses:
  General and administrative                          21,724        21,272
                                                   ---------     ---------

Net loss                                          ($  21,724)   ($  21,269)
                                                   =========     =========

Basic and diluted loss per share                  ($     .01)   ($     .01)
                                                   =========     =========

Basic and diluted weighted average
  number of shares outstanding                     3,597,922     2,347,922
                                                   =========     =========




















     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                      Nine Months Ended
                                                        September 30,
                                                   -----------------------
                                                     2005           2004
                                                   --------       --------

Revenues:
  Interest income                                 $       -       $      82

Expenses:
  General and administrative                         68,137          61,400
                                                  ---------       ---------

Net loss                                         ($  68,137)     ($  61,318)
                                                  =========       =========

Basic and diluted loss per share                 ($     .02)     ($     .03)
                                                  =========       =========

Basic and diluted weighted average
  number of shares outstanding                    3,410,193       2,347,922
                                                  =========       =========




















     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                         Nine Months Ended
                                                            September 30,
                                                       ---------------------
                                                         2005         2004
                                                       --------     --------

Cash flows from operating activities:
  Net loss                                            ($ 68,137)   ($ 61,318)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Change in operating assets and liabilities:
    Prepaids and other assets                               154    (     332)
    Accounts payable and accrued liabilities          (   4,099)   (   3,426)
                                                       --------     --------
      Net cash used in operating activities           (  72,082)   (  65,076)
                                                       --------     --------

Cash flows from financing activities -
  Issuance of common stock in private placement         125,000            -
                                                       --------     --------

Net increase (decrease) in cash
  and cash equivalents                                   52,918    (  65,076)
Cash and cash equivalents at beginning of period            652       80,728
                                                       --------     --------
Cash and cash equivalents at end of period             $ 53,570     $ 15,652
                                                       ========     ========


Supplemental disclosure of cash flows information:
  Cash paid for income taxes                           $    525     $    575
                                                       ========     ========













     See accompanying notes to condensed consolidated financial statements.

                      GENERAL DEVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements of General Devices, Inc. and Subsidiary (the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission.

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

     The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire year or for any other period.

     At September 30, 2005 the Company had cash of $53,570. Working capital at September 30, 2005 was $43,573.

     Additional financing may be required for the Company's business activities for the next twelve months and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share would be determined at the time of issuance. In the past, the Company's largest shareholder, Asset Value Fund Limited Partnership ("AVF"), had verbally informed the Company that it would purchase sufficient shares to provide the required funding. However, that arrangement will be terminated on October 18, 2005. On September 26, 2005, AVF and two other stockholders of the Company (collectively, the "Sellers") entered into a Stock Purchase Agreement with Halter Capital Corporation ("Halter") under which the Sellers agreed to sell and Halter agreed to purchase an aggregate of 2,293,810 shares (the "Shares") of the Company's common stock, $.01 par value per share (the "Company Common Stock") owned by the Sellers for $498,199.47 in cash payable at the closing. The Shares constitute approximately 64% of the issued and outstanding shares of Company Common Stock. AVF is the owner of 1,580,971 of the Shares to be sold, which constitutes all of the shares of Company Common Stock that AVF owns. At the closing, Sellers are to deliver to Halter the resignations of the current directors and officers of the Company and resolutions of the board of directors appointing two designees of Halter as directors of the Company in their stead. The closing of the transaction is scheduled to occur on or after October 18, 2005, (the "Closing") following the mailing of a statement under Rule 14f-1 under the Securities Exchange Act of 1934 to the stockholders of record of the Company in connection with a change in control of the Company. Halter has certified that subsequent to the Closing, it will fund, if needed, any and all financial obligations that the Company may have in the future to maintain its integrity as a publicly held corporation and its reporting and filing requirements.

     In addition, one of the Sellers other than AVF has agreed to sell, pursuant to agreements to be executed and closed concurrently with the closing of the Stock Purchase Agreement, an aggregate of 200,000 shares of Company Common Stock to two other purchasers. The completion of these transactions is a condition to closing of the Stock Purchase Agreement with Halter.

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

4.   Related Party Transactions
     --------------------------

     A management fee of $4,000 per month is paid to Asset Value Fund Limited Partnership ("AVF") for management services performed for the company. Management services include, among other things, SEC filings, introduction of merger and acquisition proposals, accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock. This arrangement will terminate at the Closing of the Stock Purchase Agreement as described in Note 1 of Notes to the Financial Statements.

5.   Change In The Majority of The Board of Directors
     ------------------------------------------------

     On September 26, 2005, AVF and two other stockholders of the Company (collectively, the "Sellers") entered into a Stock Purchase Agreement with Halter Capital Corporation ("Halter") under which the Sellers agreed to sell and Halter agreed to purchase an aggregate of 2,293,810 shares (the "Shares") of the Company's common stock, $.01 par value per share (the "Company Common Stock") owned by the Sellers for $498,199.47 in cash payable at the closing. The Shares constitute approximately 64% of the issued and outstanding shares of Company Common Stock. AVF is the owner of 1,580,971 of the Shares to be sold, which constitutes all of the shares of Company Common Stock that AVF owns. At the closing, Sellers are to deliver to Halter the resignations of the current directors and officers of the Company and resolutions of the board of directors appointing two designees of Halter as directors of the Company in their stead. The closing of the transaction is scheduled to occur on or after October 18, 2005, (the "Closing") following the mailing of a statement under Rule 14f-1 under the Securities Exchange Act of 1934 to the stockholders of record of the Company in connection with a change in control of the Company. For more information see the Information Statement Pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f) promulgated thereunder which was mailed to the stockholders of the Company on September 29, 2005 and filed with the Securities and Exchange Commission on the same date.

     In addition, one of the Sellers other than AVF has agreed to sell, pursuant to agreements to be executed and closed concurrently with the closing of the Stock Purchase Agreement, an aggregate of 200,000 shares of Company Common Stock to two other purchasers. The completion of these transactions is a condition to closing of the Stock Purchase Agreement with Halter.

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

     On September 26, 2005, three stockholders of the Company (the "Sellers") entered into a Stock Purchase Agreement with Halter Capital Corporation ("Halter") under which the Sellers agreed to sell and Halter agreed to purchase an aggregate of 2,293,810 shares, or approximately 64% of the issued and outstanding shares of Company Common Stock. At the closing, the current directors and officers of the Company will resign and appoint two designees of Halter as directors of the Company in their stead. The closing of the transaction is scheduled to occur on or after October 18, 2005, (the "Closing") It is the intent of Halter to find a suitable merger or similar transaction with an operating company that will qualify General Devices to have its securities listed on a major national exchange or quotation medium like the New York Stock Exchange, the American Stock Exchange, or NASDAQ. Halter intends to use its experience and international contacts to consummate such a transaction.

Results of Operations
---------------------

     General and administrative expenses were $21,724 and $21,272 for the quarters ended September 30, 2005 and 2004, respectively. General and administrative expenses for the quarter ended September 30, 2005 consisted of management fees of $12,000, transfer agent fees and other related expenses of $4,937, accounting fees of $3,356, legal fees of $721, and all other office expenses of $710. For the quarter ended September 30, 2004, general and administrative expenses consisted of management fees of $12,000, accounting fees of $3,600, transfer agent fees and other related expenses of $1,946, and all other office expenses of $3,726.

     For the nine months ended September 30, 2005 and 2004 general and administrative expenses were $68,137 and $61,400, respectively. General and administrative expenses for the nine months ended September 30, 2005 consisted of management fees of $36,000, accounting fees of $9,139, transfer agent fees and other related expenses of $8,291, legal fees of $6,544, and all other office expenses of $8,163. For the nine months ended September 30, 2004 general and administrative expenses consisted of management fees of $36,000, accounting fees of $9,500, transfer agent fees and other related expenses of $5,134, legal fees of $1,137, and all other office expenses of $9,629.

Other Disclosures - Related Party Transactions
----------------------------------------------

     The Company pays a monthly management fee of $4,000 to AVF for management services performed for the company. Management services include, among other things, SEC filings, introduction of merger and acquisition proposals, internal accounting and shareholder relations. AVF is the beneficial owner of approximately 44% of the Company's common stock. This arrangement will terminate at the Closing of the Stock Purchase Agreement described above.

Liquidity and Capital Resources
-------------------------------

     At September 30, 2005 the Company had cash of $53,570. Working capital at September 30, 2005 was $43,573.

     Additional financing may be required for the Company's business activities for the next twelve months and for the costs of seeking an acquisition of an operating business. The Company's Board of Directors has authorized the issuance of additional shares of the Company's common stock to provide the required liquidity. The number of shares and price per share will be determined at the time of issuance. The Company's largest shareholder, Asset Value Fund Limited Partnership ("AVF"), has verbally informed the Company that it would purchase sufficient shares to provide the required funding. However that arrangement will terminate on October 18, 2005, concurrent with AVF's sale of its stock in the Company. Halter has certified that subsequent to the Closing, it will fund, if needed, any and all financial obligations that the Company may have in the future to maintain its integrity as a publicly held corporation and its reporting and filing requirements.

     Net cash used in operations was $72,082 for the nine months ended September 30, 2005 and $65,076 for the nine months ended September 30, 2004, due primarily to the net loss recorded in each period.

     Net cash of $125,000 was provided by financing activities in the first quarter of 2005, due to a private placement of 1,250,000 shares of common stock.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Item 3  -  CONTROLS AND PROCEDURES
------     -----------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

           Exhibits
           --------

            3.1  Articles  of  Incorporation  (Incorporated   by   reference  to
                 Exhibit A to Appendix I to the Registrant's Proxy Statement on Schedule 14A filed on July 24, 2000)

            3.2 By-laws (Incorporated by reference to Exhibit B to Appendix I to the Registrant's Proxy Statement on Schedule 14A filed on July 24, 2000)

            31.1 Certification  pursuant  to  Section 302 of the Sarbanes- Oxley
                 Act of 2002

            31.2 Certification  pursuant  to  Section 302 of the Sarbanes- Oxley
                 Act of 2002

            32 Certification pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GENERAL DEVICES, INC.



Dated: October 18, 2005                         By: /s/ John W. Galuchie, Jr.
                                                    ----------------------------
                                                    John W. Galuchie, Jr.
                                                    Chairman and President
                                                    (Chief Executive Officer
                                                     and officer duly authorized
                                                     to sign on behalf of
                                                     the small business issuer)

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





Dated:  October 18, 2005                           /s/ John W. Galuchie, Jr.
                                                   -------------------------
                                                   John W. Galuchie, Jr.
                                                   Chief Executive Officer

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






Dated: October 18, 2005                            /s/ Sue Ann Merrill
                                                   ----------------------------
                                                   Sue Ann Merrill
                                                   (Principal Accounting and
                                                    Financial Officer)

                                                                    Exhibit 32

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), John W. Galuchie, Jr., the Chairman of General Devices, Inc., (the "Company"), and Sue Ann Merrill, the Chief Financial Officer, Treasurer and Secretary of the Company each hereby certifies that, to the best of his or her knowledge:

     1. The Quarterly Report on Form 10-QSB of the Company for the period ended September 30, 2005, fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2.   The information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.


Dated: October 18, 2005



/s/ John W. Galuchie, Jr.
-----------------------------------
John W. Galuchie, Jr.
Chairman



/s/ Sue Ann Merrill
-----------------------------------
Sue Ann Merrill
Chief Financial Officer,
Treasurer and Secretary