Form 10KSB
period 2005-12-31
GENERAL DEVICES INC
filed 2006-04-21
CIK 40528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

MARK ONE:

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2005

     [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period from  _________________ to _________________.

Commission file number 0-3125

                              GENERAL DEVICES, INC.
                 (Name of small business issuer in its charter)

                    Delaware                          21-0661726
                    --------                          ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

       153 Greenwood Avenue, Bethel, Connecticut           06801
       (Address of principal executive offices)         (Zip Code)

          Issuer's telephone number, including area code (203) 798 1080

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes   X     No
    -----      -----

       Issuer had no revenues for the fiscal year ended December 31, 2005.

     The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on
March 31, 2006 was $6,079,810.

     As of March 31, 2006, the issuer had one class of common equity, and the number of shares outstanding of such common equity is 20,942,857.

DOCUMENTS INCORPORATED BY REFERENCE

     The following document(s) are incorporated by reference as part of this
Form 10-KSB:

     Part/Item                 Description
     ---------                 -----------
     I/4                       Information Statement filed September 29, 2005 on
                               Form SC 14F1 with respect to change of control
                               effected October 18, 2005.

    Transitional Small Business Disclosure Format (Check one):
    Yes               No   X
        -----            -----

                                     PART I

Item 1 - DESCRIPTION OF BUSINESS
--------------------------------

     The issuer ("Registrant"or "GDI") had been an inactive company from 1993 until its merger (the Merger") on January 23, 2006 with Aduromed Corporation, a
Delaware corporation ("Aduromed") engaged in the business of on-site treatment of regulated medical waste ("RMW") including designing, selling, installing and servicing turnkey systems to hospitals and other medical facilities. As a result of the Merger Aduromed became the wholly-owned subsidiary of the issuer and the former holders of the equity in Aduromed became holders of equity in GDI. GDI is the holding company for Aduromed, its sole operating entity. Reference is sometimes made to the "Company" when describing the business and operations of the combined entities. Otherwise the term "Company" refers only to GDI.

COMPANY ACTIVITIES PRIOR TO MERGER

     In August, 1996 GDI filed a petition under Chapter 11 of the Federal
Bankruptcy Code, and the Company's Chapter 11 reorganization plan was confirmed by the court in 1998. In 1999 three investors purchased controlling interest in the Company and on October 18, 2005 sold their interest to Halter Capital
Corporation a Texas corporation ("HCC"), in a cash transaction valued at
$198,199.47.

     During the two years immediately prior to the acquisition of controlling interest by Halter Capital Corporation, GDI had no material assets and has been managed by Asset Value Fund Limited Partnership, one of the three investors that had acquired control of the Company in 1999. For its services to the Company,
Asset Value Fund had been paid a fee at the annual rate of $48,000 in 2004 and
$36,000 for the first nine months of 2005. These services included, among other things, filings with the SEC, negotiations, evaluating merger and acquisition proposals, accounting and shareholder relations. Since confirmation of the
Company's Chapter 11 reorganization plan in 1998 the Company has not been party to any bankruptcy, receivership or similar proceeding.

RECAPITALIZATION OF THE COMPANY

     On December 12, 2005 GDI filed a Certificate of Amendment to its
Certificate of Incorporation with the Delaware Secretary of State providing for an increase in the number of its authorized shares of common stock from
12,000,000 to 140,000,000 of which 100,000,000 are shares of Common Stock and
40,000,000 of which are shares of Preferred Stock, each with a par value of
$0.0001 per share.

REVERSE SPLIT OF COMMON STOCK

     On December 12, 2005 GDI effected a 1:5 reverse split of its common stock such that one new share of common stock was issued for every five (5) shares held by each shareholder of record on October 28, 2005, with fractional share holdings being "rounded up" to a full share. On January 23, 2006, Certificates of Designations were filed with the Delaware Secretary of State creating, out of the authorized preferred stock, 6,263,702 shares of a new Series A Preferred
Stock and 15,780,160 shares of a new Series B Preferred Stock.

ISSUANCE OF COMMON/SERIES A PREFERRED SHARES AND SERIES A WARRANTS PURSUANT TO
MERGER

     On January 23, 2006, the Merger was effected. Pursuant to the terms of the
Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of GDI's Common Stock, and each holder
Aduromed's series A preferred stock (par value $0.01 per shares) became entitled to 1.795 shares of the Series A Preferred Stock. In addition, warrants previously issued to the Preferred Holders entitling them to purchase a total of
3,489,527 shares of common stock at $0.68 per share were converted into Company warrants ("Series A Investor Warrants") to purchase 6,263,700.97 shares of its
Common Stock at $0.37883 per share.

OTHER WARRANTS

     Pursuant to the Merger Agreement, upon the effective date of the Merger on
January 23, 2006, all warrants issued by Aduromed then outstanding ("Aduromed
Warrants") were converted into warrants issued by GDI to purchase its shares of
Common Stock at a conversion rate of 1.795 shares of the Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795.

POST MERGER ISSUANCE OF SERIES B PREFERRED STOCK AND WARRANTS

     Under the terms of the Merger, GDI agreed to assume the obligations of
Aduromed under the securities purchase agreement, dated as of September 30,
2005, between the Preferred Holders and Aduromed as amended by the Amended and
Restated Securities Purchase Agreement dated as of January 23, 2006; and, pursuant thereto, on January 23, 2006 the Company issued 15,780,160 shares of its Series B Preferred Stock and 15,780,160 warrants ("Series B Investor
Warrants"), each to purchase 15,780,160 shares of the Common Stock at $0.31754 and $0.37883 per share, respectively, to the Preferred Holders in consideration for its investing an additional $5,010,970.04 in GDI. (The Series A Investor
Warrants and the Series B Investor Warrants are hereinafter referred to collectively, as the "Investor Warrants".)

DEVELOPMENT OF BUSINESS OF ADUROMED PRIOR TO MERGER

     The business of Aduromed (the "Aduromed Business") has, since its inception, been to develop a market for promoting solutions for managing medical waste on site including designing, selling, installing and servicing on site
(i.e. "in-situ") turnkey systems to treat regulated medical waste and to provide these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies.

     Aduromed was formed in 1997 as a Connecticut limited liability company by
Mr. Damien R. Tanaka and two investors/members under the name "Automated Process
LLC." In September, 2002, (i) the two investors/members withdrew from active participation in the business, (ii) the Connecticut limited liability company was reorganized as a Delaware business corporation, changing its name to
"Aduromed Corporation" and (iii) several third parties invested funds in
Aduromed for working capital purposes to become minority shareholders, warrant holders and creditors.

     On September 23, 2005, Aduromed filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State by which it authorized
50,000,000 shares of common stock (par value $0.01 per share) and 20,000,000 shares of preferred stock (par value $0.01 per share); and on October 3, 2005, it filed a Certificate of Designations of Series A Preferred Stock with the
Delaware Secretary of State. On October 5, 2005 it issued 3,489,527 shares of its series A preferred stock and warrants covering 3,489,527 shares of its common stock to the Preferred Holders in consideration for their investment in the company of $1,989,030.39.

     Neither Aduromed nor its predecessor has ever been the subject of any bankruptcy, receivership or similar proceeding.

     Other than (i) its transition from a Connecticut limited liability company to a Delaware corporation in September, 2002, (ii) the increase in its authorized shares of common stock in September 2005, (iii) the authorization of preferred stock and issuance of its series A preferred in October, 2005 and (iv)
its Merger with the Company on January 23, 2006, it has not been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF ADUROMED

     On January 23, 2006, Aduromed became the wholly owned subsidiary of GDI following the Merger and is GDI's sole operating unit. Aduromed designs, fabricates and installs systems to treat regulated medical waste on site. Its principal products are the Aduromed MedClean(TM) series systems.

     Aduromed provides MedClean(TM) systems to hospitals and other medical facilities as efficient, safe, cost-effective and legally-compliant solutions as alternatives to incineration or off-site hauling of untreated medical waste and to other types of alternative treatment technologies and methodologies.

     Aduromed is one of the largest providers of systems for the on-site treatment, process and safe disposal of RMW. The current US medical waste market is estimated to be $1.7 billion and is expected to grow to $2.3 billion by 2010.
Source: U.S. Waste Management and Disposal, Frost & Sullivan, 2003.

ADUROMED'S PRODUCTS AND SERVICES.

     The Aduromed MedClean(TM) system employs the following equipment and machinery:

     an autoclave vessel to sterilize the medical waste;

     a shredding device, the MedClean(TM) Shredder, to convert sterilized waste material into a harmless, non-recognizable confetti-like material qualifying the end product as safe municipal solid waste;

     a unique AutoTouch(TM) control station with software and hardware components that integrate and bundle all operating and data recording functions into a system complying with regulatory requirements for conversion and disposal of medical waste, including real time centralized monitoring of the system's functions;

     a material transporter to mechanically transport the processed waste from shredder to the municipal solid waste compacting dumpster, and;

     a QuietCart(TM) transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

     The control panel of the AutoTouch(TM) Control Station assures regulatory compliance by means of proprietary software. The software prevents any deviation from the step-by-step processing of the waste, requires insertion of codes by operators to access the system and monitors and records on a real time basis. It governs the various aspects of the system's processes, including the load weight during each cycle and the calculation and employment of the proper sterilization parameters of weight, pressure, temperature and time. The ability to shortcut or over-ride any of the steps in the waste conversion process is circumscribed by the features of the control panel and its software.

     Operation of the system through the control panel is simple, since it dictates each step to be taken, once the operator enters the appropriate codes to open up the control screen, and prohibits the ability of an operator to short cut the required steps and procedures. Relatively little instruction is required of the operator. A tutorial is offered by the software through the control panel, and an operator can be fully trained within a few hours. The
AutoTouch(TM) control system can communicate in multiple languages, including
English and Spanish.

     The AutoTouch(TM) software permits real time centralized monitoring of all the functions and uses of each system by Aduromed. Additionally, the centralized monitors track proper operation of a particular system. They also alert Aduromed to the need to provide clients with supplies and preventative maintenance visits

     The AutoTouch(TM) control panel and software are proprietary properties of
Aduromed and unique within the industry.

     Consumable supplies, which Aduromed sells periodically to its customers, include liners for Aduromed's proprietary QuietCart(TM), deodorizing pellets and liquids for use in the autoclave, paper print rolls for recording data emanating from the control panel and high temperature lubricants for the systems'
machinery and equipment. The cutting blades and other parts for the shredders must be replaced from time to time and are purchased through Aduromed as the exclusive distributor to hospital and medical facilities for Weima America
Incorporated.

     The series of MedClean(TM) systems offered by Aduromed includes:

MC4 Series: Capacity - 300 to 600 pounds per cycle, up to 1,100 tons per year typically used in hospital facilities with up to 500 beds.

MC5 Series: Capacity - 450 to 900 pounds per cycle, up to 1,750 tons per year to be used in hospital facilities with up to 1,500 beds.

MC7 Series: Capacity - 2,500 to 5,000 pounds per cycle, with up to 9,500 tons per year, suited for very large or co-located hospital campus settings or off-site treatment facilities.

     The designed capacities of the respective systems may be increased or reduced to allow for the needs of the particular medical facility by extending or contracting the overall length of the autoclave. Each processing cycle is approximately 45 to 60 minutes in duration.

     The sales price for design and installation of a MedClean(TM) system has averaged approximately $450,000.

     Purchasers of MedClean(TM) systems include the following medical facilities:

City of Hope National Medical Center, California
Presbyterian Intercommunity Hospital, California
Valley Health System, California
Hospital of Saint Raphael, Connecticut Yale University School of Medicine,
Connecticut
Memorial Medical Center, Illinois
South Shore Hospital, Massachusetts
Faxton-St. Luke's Healthcare, New York
Maimonides Medical Center, New York
Hospital Damas, Puerto Rico Rhode Island
Hospital, Rhode Island

Item 2 - DESCRIPTION OF PROPERTY
--------------------------------

     Aduromed presently leases approximately 2,000 square feet of office space at 153 Greenwood Avenue, Bethel, Connecticut 06801 on a month-to-month basis at a rental of $2,020 per month. Aduromed has given notice to the landlord that it intends to terminate its tenancy on April 30, 2006.

     Aduromed has entered into an agreement, dated February 3, 2006, to lease approximately 11,856 square feet of combined office and warehouse space on the upper level of a building at 3 Trowbridge Drive, Bethel, CT 06801 (the
"Premises") for a term of ten (10) years commencing on April 1, 2006, the date upon which it took occupancy of the Premises. At Aduromed's option, the term of lease may be renewed for an additional five (5) years. Base rent is set at the rate of $8,151.00 per month with annual increases of 3% commencing after the second year. Additional rent would be charged on a "triple net" basis for taxes,

insurance and utilities. The Premises houses all Aduromed's administrative, engineering, product development and project management personnel, along with space for warehousing supplies.

     The executive offices of GDI are at the Premises. In September, 2000 GDI closed its executive offices in King of Prussia, Pennsylvania, and on January
23, 2006, it closed its office in Frisco, Texas.

Item 3 - LEGAL PROCEEDINGS
--------------------------

NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     See Information Statement filed September 29, 2005 on Form SC F1 with respect to change of control affected October 18, 2005, incorporated by reference.

     There were no other matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II
                                     -------

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     (a) PRINCIPAL MARKET: LISTED ON THE NASDAQ OTC BULLETIN BOARD SYMBOL "OTC:
GDVC"

     (b) STOCK PRICE INFORMATION

     The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions, and reflect the 1:5 reverse split in
November 2005.

Calendar Quarter Ended:

        2006                      High              Low
        ----                      ----              ---

       March 31                  $0.71             $0.71

        2005
        ----

       March 31                  $1.30             $1.15
       June 30                    1.75              1.75
       September 30               1.50              1.10
       December 31                1.10              1.10

        2004
        ----

       March 31                  $0.80             $0.80
       June 30                    0.90              0.80
       September 30               0.90              0.80
       December 31                1.00              0.80

     (c) As of March 31, 2006 the Company had 1,318 stockholders of record. The average of the bid and asked quoted prices for the Common Stock was $0.71 on
March 31, 2006.

     GDI had not declared or paid any dividends on its common stock in 2005 or
2004 and does not foresee doing so in the immediate future. It has never paid any cash or stock dividends, and presently intends to reinvest earnings, if any, to fund the development and expansion of the business of Aduromed. Therefore, it does not anticipate paying dividends on Common Stock in the foreseeable future.
The declaration of dividends will be at the discretion of the Board of Directors and will depend upon GDI's earnings, financial position, general economic conditions and other pertinent factors.

     Under their respective Certificates of Designations filed with the Delaware
Secretary of State the Series A Preferred Stock and the Series B Preferred Stock
issued by GDI have dividend rights ranking senior to any dividend rights of the shares of Common Stock. The holders of both the Series A Preferred Stock and the
Series B Preferred Stock issued by GDI are entitled to receive dividends out of funds legally available therefor at the annual rate of six percent (6%) of the price paid for each share of Series A Preferred Stock and Series B Preferred
Stock ($0.31755) payable on each March 15 and September 15. Dividends are cumulative on a daily basis and unpaid dividends will be compounded on each payment date.

     The Company did not purchase any shares of its securities in 2005.

     On February 11, 2005, GDI issued 250,000 shares (1,250,000 pre-split)
shares of Common Stock at a price of $.10 per share for total proceeds of
$125,000 to its principal stockholders in a private placement transaction. The proceeds

were used by the Company as working capital to fund its operations. The offer and sale of the shares were exempt from registration under Section 4(2) of the
Securities Act of 1933, in that they were offered and sold to then current shareholders of the Company who had qualified as accredited investors.

Item 6 - MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION
------------------------------------------------------

RESULTS OF OPERATION

     GDI did not have revenues derived from operation in either of its fiscal years 2005 and 2004.

     General and administrative expenses were approximately $1,056,325 in 2005, an increase of $975,325 from expenses of approximately $81,000 in 2004. In 2005, general and administrative expenses consisted principally of the issuance of
539,780 shares of its common stock to its principal stockholder for services valued at $1.75 per share based on the closing price of the Company's common stock on that date for an aggregate amount of $944,615 and management fees of
$36,000, accounting fees of $10,200, transfer agent fees and other related expenses of $16,527, legal fees of $28,816 and all other expenses of $20,167. In
2004, general and administrative expenses consisted principally of management fees of $48,000, accounting fees of $13,100, corporate governance expenses of
$6,600, and all other expenses of $13,300.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, the Company had cash and cash equivalents of $22,999 and no working capital. Management believed that the Company's cash and cash equivalents were not adequate and additional financing was required. On January
23, 2006, GDI acquired Aduromed in a reverse Merger transaction whereby Aduromed became a wholly owned subsidiary of GDI and the shareholders of Aduromed became shareholders of GDI. Aduromed became the operating unit of GDI following the merger. In addition to acquiring all the assets of Aduromed, GDI also issued
15,780,160 shares of Preferred B stock for $5,010,970 in cash. With the acquisition transaction, GDI raised $5 million in equity financing. Cash from the acquisition and expected cash to be generated from operating activities are expected, under current conditions, to be sufficient to finance the Company's planned operations throughout 2006. Over that same period, the Company expects to make an investment of $250,000 in plant, property, and equipment.

     As of March 31, 2006, the Company had a backlog of orders for MedClean
Systems in the amount of $1,339,480.00.

     The Company has a total of 17 employees, 16 full time and one part-time employee, of which 5 are executives of the Company. It intends on hiring additional staff to assist with program management, installation, service and support staff. By the end of 2006 it estimates its employment level will be approximately 25 employees.

OFF-BALANCE SHEET ARRANGEMENTS

     Neither GDI nor Aduromed had any off-balance sheet arrangements.

THE BUSINESS PLAN

     The medical waste treatment market is a subset of the general waste remediation market, which is comprised of the following segments by type of waste:

o    Hazardous Waste
o    Medical Waste
o    Chemical Waste
o    Toxic Waste
o    Low-level Nuclear Waste
o    Nuclear Waste

THE MEDICAL WASTE SEGMENT COMPETITIVE BUSINESS CONDITIONS.

     Prior to recent governmental proscriptions, particularly the federal Clean
Air Act Amendments in 1990, RMW had been disposed mainly through the use of off-site hauling contractors and by incineration. Presently, in the U.S. many different types of technologies have been introduced to meet the new regulatory requirements for disposal of RMW by a technologically simple, low cost, non-toxic and operationally simple method. The MedClean(TM) system offers this solution with its unique design and methodology that puts it in cost effective mode superior to any of its competitors for use by hospitals and comparably-sized medical facilities. The system lends itself to fitting a variety of spaces and configurations within these facilities that pre-empt many of the competitors' products that are pre-packaged to rigid size specification and configurations. Further, in contrast to some of the other competitors,
MedClean(TM) systems are approved for use throughout the United States and
Canada, thereby providing continuity of product wherever installed in those jurisdictions.

DISINFECTANT. This process involves the simultaneous shredding and disinfecting of the infectious medical waste. The process can only handle small batches in each cycle and has a capacity of approximately 70 to 400 pounds a day, which is not sufficient to handle the overall requirements of most hospitals ranging from
500 to 9,000 pounds per day.

CHEMICAL REAGENTS. The use of chemical reagents runs afoul of the federal laws and regulations of the EPA that classify the chemicals involved as "pesticides".
Also, there is considerable limitation on the volumes that can be treated by this method. It is not suitable for disposal of infectious medical waste generated by hospitals and other large medical facilities since it does not have the capacity to handle such volumes.

MICROWAVE TECHNOLOGY. Microwave technology is a process of disinfection that exposes material to moist heat generated by microwave energy. The waves of microwave energy operate at a very high frequency of around 2.45 billion times per second. This generates the heat needed to elevate the temperature of moisture-laden materials to carry out the disinfection process at a temperature between 95 and 100 degrees centigrade. Use of this technology requires that proper precautions be taken to exclude the treatment of hazardous material so that toxic emissions do not occur. The complete unit must also be operated under negative pressure as infectious waste is normally shredded prior to disinfection and may create conditions where infection can be transformed into an aerosol prior to treatment. Also, offensive odors may be generated around the unit. The capital cost for this type of system is relatively high.

THERMAL PROCESSES. Thermal processes are dry heat processes and do not use water or steam, but forced convection, circulating heated air around the waste or using radiant heaters. Companies have developed both large and small dry-heat systems, operating at temperatures between 350(Degree)F-700(Degree)F. Use of dry heat requires longer treatment times with precautions required to prevent potential combustion of the waste material during each cycle.

HIGH HEAT THERMAL PROCESSES (PYROLYSIS). A pyrolysis system would involve chemical decomposition of organic medical waste by intense heat (at least 800 degrees F) in an anaerobic atmosphere that produces combustible gases, including carbon monoxide, hydrogen and methane. These gases must be flared off or treated in a secondary combustion chamber. Particulate removal equipment such as fabric filters or wet scrubbers would also be required. The use of a pyrolysis system has not been commercialized as a method for converting infectious medical waste.

RADIATION. Electron beam technology creates ionized radiation, damaging cells of microorganisms. Workers must be protected with shields and remain in areas secured from the radiation.

CHEMICAL TECHNOLOGIES. Disinfecting chemical agents that integrate shredding and mixing to ensure adequate exposure are used by a variety of competitors.
Chlorine based chemicals, using sodium hypochlorite and chlorine dioxide, are somewhat controversial as to their environmental effects and their impact on wastewater. Non-chloride technologies are varied and include parasitic acid, ozone gas, lime based dry powder, acid and metal catalysts as well as alkaline hydrolysis technology used for tissue and animal waste.

Among Aduromed's competitors are Caprius, Inc. Stericycle, Inc., Steris
Corporation, Sanitec, Inc., San-I-Pak, and Tempico Inc.

COMPETITIVE SUPERIORITY OF THE MEDCLEAN(TM) SYSTEM

Regulatory changes and pricing pressures in the RMW industry have given Aduromed the opportunity successfully to meet its competition with its low cost, technically simple, easily-operated systems capable of converting relatively large volumes of RMW on-site into an un-recognizable confetti-like material meeting all necessary requirements and qualifications necessary to be considered municipal solid waste under all federal, state and local standards.

SAFETY.         (a) No need to manually pack containers of RMW for pick-up by outside contractor.

                (b) No need to transport untreated RMW through public
                thoroughfares.

                (c) Environmentally sound approach - sterilizes and shreds the
                RMW to non-recognizable municipal solid waste.

LABOR.          (a) No handling of the RMW once waste is deposited into the
                QuietCart(TM) at the point of generation with the waste treated and processed as municipal solid waste without operator contact.

                (b) No need to administer and track RMW that is shipped from the facility

                (c) Ease of use

CONVENIENCE.    (a) Easily installed requiring only steam, electricity, water and sewage outlet

                (b) QuietCarts(TM) can fit through regular doorway.

                (c) Limited training required for operators.

COST SAVING.    (a) Less labor time

                (b) No transportation costs to an off-site location for
                treatment and disposal

                (c) Capital financing available

COMPLIANT WITH FEDERAL AND STATE REGULATIONS. Enable RMW generating facilities to replace existing systems or methodologies while meeting federal, state and local environmental as well as health regulations.

These features are intended to make the use of the MedClean(TM) systems very attractive for hospital and similar-sized medical facilities.

FROST AND SULLIVAN REPORT. Frost & Sullivan, founded in 1961, is a market consulting business located in New York City that publishes market consulting information and intelligence on emerging high-technology and industrial markets.
Frost & Sullivan issued an analytical marketing report covering the medical waste treatment industry in 2004. In conjunction with the issuance of this report it awarded Aduromed the "2004 Frost & Sullivan Award for Customer Service
Leadership in the U.S. Medical Waste

Treatment Market". It found that Aduromed had "...shown tremendous responsiveness to customer needs and ha[d] continually focused on long and short-term customer profitability goals. In addition, the recipient company demonstrated flexibility in tailoring their product offerings to suit customer businesses."

SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS.

     Generally, access to raw materials and third party fabricators for the
MedClean(TM) Systems is available from multiple sources that allow Aduromed flexibility of choice.

     The various equipment components of the systems are supplied by the following principal suppliers:

     o   Autoclave  tank:                   SteelCraft Industries Limited
     o   Shredder:                          Weima America Corporation
     o   Aluminum QuietCarts(TM):           Specialty Metal Products, Inc.
     o   Plastic Cart Liners:               MPF, Inc.

     The hardware for the control panel are stock items that may be purchased from any number of distributors for such manufacturers as Schneider Electric SA
(Square D(TM)), Siemens Corporation and Eaton Electric Corporation (Cutler
Hammer(TM)). The software for the control panel is a proprietary property of
Aduromed.

DEPENDENCE ON A FEW MAJOR CUSTOMERS

     It is anticipated that between 40% and 60% of the prospective business of
Aduromed during the ensuing six years will be derived from Aramark clients pursuant to the Aramark Agreement. See "Aramark Agreement". Aramark manages approximately 1,300 hospitals throughout the United States. While there is no assurance of the actual number of Aramark clients that will purchase Aduromed's
MedClean(TM) systems and services, it is estimated that approximately 400 hospitals could be purchasers in the next six years.

     Prior to its arrangement with Aramark, the Company's business had been with independent hospital and other medical facilities principally in the Northeast and California.

     The Environmental Protection Agency ("EPA") defines medical waste as any solid waste that is generated in the diagnosis, treatment and immunization of human beings or animals, in research pertaining thereto, or in the production or testing of biologicals, including but not limited to:

     o   Soiled or blood soaked bandages
     o   Culture dishes and other glassware
     o   Discarded surgical gloves after surgery
     o   Discarded surgical instruments scalpels
     o   Needles used to give shots or draw blood
     o   Cultures, stocks, swabs used to inoculate cultures
     o   Removed body organs tonsils, appendices, limbs etc
     o   Lancets - the little blades with which the doctor pricks the finger in order to draw blood

NEED FOR GOVERNMENT APPROVAL OF PRODUCTS AND SERVICES

     Aduromed manufactures and sells on-site turnkey systems (the MedClean(TM)
system) that sterilize RMW by sterilization in an autoclave chamber and subsequent shredding of the material enabling the customer to dispose of the residue as municipal solid waste. The operation of the MedClean(TM) system and the disposal of the waste are the responsibility of the customer. As a result,
Aduromed is not subject to the multitude of governmental regulations that typify the handling and disposition of solid waste. Virtually all of Aduromed's competitors are subject to one or more of the various regulatory regimes associated with the

medical waste disposal business as the systems and services offered by these competitors involve incineration, chemical treatment or transportation of medical waste.

     In order to appreciate the competitive landscape it is important to understand the regulatory environment governing the handling and disposition of
RMW since the costs of complying with these regulations and the consequences of non-compliance are significant and a driving force in the economies of the competitive industry.

FEDERAL REGULATION There are at least four federal agencies that have authority over RMW. These agencies are the EPA, the Occupational Safety and Health
Administration ("OSHA"), the U.S. Department of Transportation (the "U.S. DOT")
and the U.S. Postal Service. These agencies regulate RMW under a variety of statutes and regulations.

MEDICAL WASTE TRACKING ACT OF 1988 ("MWTA") In the late 1980s, the EPA outlined a two-year demonstration program pursuant to MWTA, which was added to the
Resource Conservation and Recovery Act of 1976. The MWTA was adopted in response to health and environmental concerns over RMW after medical waste washed ashore on beaches, particularly in New York and New Jersey, during the summer of 1988.
Public safety concerns grew following media reports of careless management of medical waste. The MWTA was intended to be the first step in addressing these problems. The primary objective of the MWTA was to ensure that RMW which were generated in a covered state and which posed environmental problems, including an unsightly appearance, were delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations.

In regulations implementing the MWTA, the EPA defined medical waste and established guidelines for its segregation, handling, containment, labeling and transport. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

CLEAN AIR ACT REGULATIONS. In August 1997, the EPA adopted regulations under the
Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants. See "State and Local Regulation" below.

OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health
Act of 1970 authorizes OSHA to issue occupational safety and health standards.
OSHA regulations are designed to minimize the exposure of employees to hazardous work environments. These regulations govern, among other things:

     o   exposure to blood borne pathogens and other potentially infectious materials;

     o   lock out/tag out procedures;

     o   medical surveillance requirements;

     o   use of respirators and personal protective equipment;

     o   emergency planning;

     o   hazard communication;

     o   noise;

     o   ergonomics; and

     o   forklift safety.

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). In 1976, Congress
passed RCRA, as a response to growing public concern about problems associated with the handling and disposal of solid and hazardous waste. RCRA required the
EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. RMW is currently considered non-hazardous solid wastes under RCRA. However, some substances collected by some of
Aduromed's customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

     Aduromed's customers use landfills operated by parties unrelated to
Aduromed to dispose of treated medical waste from medical facilities and for the disposal of incinerator ash and autoclaved waste. Aduromed does not own or operate any landfills. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from Aduromed's MedClean(TM) systems is disposed of as non-hazardous waste.

DOT REGULATIONS. The U.S. DOT has put regulations into effect under the
Hazardous Materials Transportation Authorization Act of 1994 which requires customers to package and label RMW in compliance with designated standards, and which incorporate blood-borne pathogens standards issued by OSHA. Under these standards, customers must, among other things, identify packaging with a
"biohazard" marking on the outer packaging, and medical waste containers must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture.

DOT regulations also require that a transporter be capable of responding on a
24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material.

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980
("CERCLA"). CERCLA, established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liability on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If a customer were found to be a responsible party for a particular site, it could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable.

UNITED STATES POSTAL SERVICE. Customers must obtain permits from the U.S. Postal
Service to conduct programs, pursuant to which they mail approved "sharps"
(needles, knives, broken glass and the like) containers directly to treatment facilities.

STATE AND LOCAL REGULATION. Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, including ordinances relating to the disposition of sterilized effluents into sewage systems and municipal disposal sites which affect our customers' operations.

     States usually regulate RMW as a solid or "special" waste and not as a hazardous waste under RCRA. State definitions of medical waste include:

     o   microbiological waste (cultures and stocks of infectious agents);

     o   pathology waste (human body parts from surgical procedures and autopsies);

     o   blood and blood products; and

     o   sharps.

     Most states require segregation of different types of medical waste at the hospital or other location where they were created. A majority of states require that the universal biohazard symbol or a label appear on medical waste containers. Storage regulations may apply to the party generating the waste, the treatment facility, the transport vehicle, or all three. Storage rules seek to identify and secure the storage area for public safety as well as set standards for the manner and length of storage. Many states require employee training for safe environmental cleanup through emergency spill and decontamination plans.
Many states also require that transporters carry spill equipment in their vehicles. Those states whose regulatory framework relies on the MWTA model have tracking document systems in place.

     Pursuant to medical waste incinerator regulations adopted by the EPA in
1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state's implementation plan must be at least as restrictive as the federal emissions standards.

     Until the effectiveness of the regulations promulgated by the EPA in 2002 with respect to certain emissions (see "Effect of Regulations on the Company's
Business" below) RMW was disposed of on-site at large and small medical and related facilities by incineration. As a consequence of these regulations, healthcare facilities were required to find other means of disposing of waste.
Many of them opted to utilize waste haulers, which is the most expensive and regulated method.

EFFECT OF REGULATION ON ADUROMED'S BUSINESS. Aduromed operates its business to enable its customers to dispose of RMW in the most efficient, economical manner in compliance with U.S. federal, state and local laws and regulations.

Because Aduromed sells its turn-key systems to its customers and does not, itself, haul RMW or incinerate RMW, it is not currently subject to government regulation in this regard nor is it required to obtain any permits with respect to the manufacture and sale of its products.

Prior to 2002, the principal method of disposing of most RMW was through on-site incineration. Because of the promulgation of regulations by the Environmental
Protection Agency that came into effect on September 15, 2002, setting minimum emission limits for RMW incinerators for such pollutants as dioxins, nitrogen oxides, lead, cadmium and mercury, the use of on-site incinerators in the U.S.
has drastically diminished. As a consequence, the methods of on-site disposal of
RMW have been limited to steam sterilization, chemical treatment and microwave.

By contrast many of Aduromed's competitors in the business of disposing of RMW, including our largest competitor, Stericycle, are subject to extensive federal, state and local regulation. See "Federal Regulation" and "State and Local
Regulation" above. The following table shows the types and number of sites in the United States which must comply with EPA mandates.

         Waste Generators               # of Sites
         ----------------               ----------
         Hospitals                        11,500
         Labs                             27,000
         Clinics                          32,000
         Physicians                      187,000
         Extended Care Facilities         23,000
         Dentists                         46,000
         Veterinarians                    17,500
         Others                           38,000
                                        --------
         Total                           382,000

         Source:  Leading Medical Waste Generators, Arthur D. Little, 1990.
                  --------------------------------

The market for medical waste treatment is segmented by customer size: Large
Quantity Generators ("LQGs"), those who generate 2,000 lbs. or more of waste a month, and Small Quantity Generators ("SQGs"), those who generate less. LQGs generally consist of hospitals, nursing homes, clinics, medical groups, county or city health departments and laboratories. SQGs are represented by physicians, dentists and veterinarians in private practice, of which physicians generate the highest percentage of waste.

The table below highlights the market opportunity available to Aduromed:

On-Site Medical Waste Treatment Equipment Market

                         Small Quantity Generators     Large Quantity Generators
                         -------------------------     -------------------------
  # of Sites                          370,500                       11,500
  % Using Haulers                      100%                           85%
  Aduromed Targets                    185,000                        3,000
  Avg Rev per Target                  $25,000                      $450,000
  Target Market                    $4.6 billion                  $1.3 billion
  10% Aduromed                     $460 million                  $135 million
  Penetration

     Aduromed currently addresses the LQGs with its MedClean(TM) 4, 5 and 7
Series Systems. These systems, when compared to the cost of outside hauling, can pay for themselves in 1 to 3 years and then provide significant subsequent annual operating savings. For a 300-bed hospital, these savings can range from
$250,000 to $300,000 per year. For a 750-bed hospital, the subsequent savings can be from $500,000 and higher per year. Aduromed's MedClean(TM) Systems are marketed directly by its sales and marketing group. The Vice President of Sales and Regional Directors cover the market. Prospective clients from identified potential facilities are shown existing client facilities in action. The exposure to facilities at satisfied Aduromed customers provides a testament for both the equipment and Aduromed's capabilities. Each client is approached with a customized sales and marketing plan created to form a partnership that allows
Aduromed to understand the customer's needs, and to satisfy those needs with a targeted solution. Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the investment represented by the Series A Preferred and Series B Preferred Stocks, are
expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. Over that same period, the
Company expects to make an investment of $250,000 in plant, property, and equipment. As of February 28, 2006, the Company had a backlog of orders for
MedClean Systems in the amount of $1,339,480.00.

     Aduromed has a total of 17 employees, 16 full time and one part-time employee, of which 5 are executives of GDI. It intends to hire additional staff to assist it with program management, installation, service and support staff.
By the end of 2006 it estimates its employment level will be approximately 25 employees.

     For SQGs there has been no realistic alternative to hauling, and any on-site solution have been too expensive. Because of this, the SQG market represents an opportunity for a correctly positioned and priced product - such as our MedClean(TM) 30 or MedClean(TM) 50 Series Systems, which are currently in development. These two systems are 12 to 18 months from market roll-out and are currently pending patents for their proprietary process. Initially, they will be targeted at Medical Laboratories and large clinics.

CONTRACTUAL COMMITMENTS

THE ARAMARK AGREEMENT.

     Aduromed entered into an agreement dated as of September 1, 2004 with
Aramark Management Services Partnership, a Delaware limited partnership
("Aramark") and an affiliate of Aramark Corporation, located in Philadelphia,
Pennsylvania (the "Aramark Agreement"). Aramark Corporation is a New York Stock
Exchange listed company that is in the health care facilities management business, among other sectors. During 2004 Aramark managed 1,300 hospitals on four continents and had $10.2 billion in revenue and $263 million in net income.

     The Aramark Agreement has a term of ten years (plus extensions as agreed between the parties; provided, however, that the Aramark Agreement can be terminated by Aramark or the Company for any reason on thirty (30) days notice).
It also provides that Aduromed will sell its products and services on a preferred basis to health care facilities managed by Aramark, as requested by
Aramark. These products include the equipment comprising the MedClean(TM)
systems, namely, the autoclave, shredder, tipper, conveyor and carts, plus related supplies and replacement parts. The services include quarterly preventive maintenance of the MedClean(TM) systems and corrective maintenance for any non-functioning components. Aramark's clients will order Aduromed's products and services through Aramark who will be responsible to Aduromed for payment.

     Under the agreement Aramark will pay Aduromed 45 days after invoice dates and, as to the MedClean(TM) system equipment, will pay in installments of 25% on receipt of a purchase order, 50% on delivery of the equipment and 25% upon commissioning the system.

     Aduromed has agreed to provide `most favored nation' treatment to Aramark.
Further, it has agreed that, provided a certain revenue threshold has been met, it will not solicit business through hospital management companies that are competitors of Aramark, provided, nevertheless, that Aduromed will continue to have the right to solicit such business directly from hospitals that are managed by such competitors and from independent hospitals that Aramark has elected not to solicit as clients.

THE WEIMA AGREEMENT.

     Aduromed is party to an agreement with Weima America, Inc., dated as of
April 8, 2004, pursuant to which the Company has the exclusive distribution rights in the United States to Weima's four shafted "ZMK" and other shredder machines for use in medical waste markets (the "Weima Agreement").

     This is the type of shredder used by Aduromed in its MedClean(TM) systems.
The Weima Agreement may be terminated by either party on thirty (30) days notice.

SALES OF MEDCLEAN  SYSTEMS

     In the past two years, Aduromed has installed more than ten (10) systems and has accepted purchase orders for eight (8) more systems. The Company expects that sales will continue to increase beyond 2006. It is also anticipated that approximately 40% to 60% of the sales will be derived from the

Aramark relationship over the next six years. Since sales of all systems of this type are accompanied by progress payments, it is expected that Aduromed can effect the sale and installation without additional capital infusion.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company is not aware of any new pronouncement that will have a material impact on its financial position and results of operations.

SUBSEQUENT EVENT

     On January 23, 2006, pursuant to the Merger Agreement, the Securities
Purchase Agreement and the Placement Agent's Agreement, the holdings of the
Company's equity changed in the following manner:

     (i) the former holders of Aduromed's 10,965,600 outstanding shares of common stock (par value $0.01 per share) became the holders of 19,683,254 shares of common stock of the 20,683,239 outstanding shares of the Company's common stock;

     (ii) the former holders of 3,489,527 shares of Aduromed's series A preferred stock of (par value $0.01 per share), purchased by the Investor Group on October 5, 2005 became holders of all 6,263,702 shares of the Company's newly-designated Series A Preferred Stock plus warrants to purchase 6,263,700.97 shares of the Company's common stock;

     (iii) the outstanding warrants of Aduromed were converted into warrants of the Company; and

     (iv) immediately after consummation of the Merger,(A) the Investor Group acquired 15,780,160 shares of the Company's newly-designated Series B Preferred
Stock, plus Series B Preferred Warrants to purchase an aggregate of 15,780,160 shares of the Company's common stock, and (B) the Placement Agent acquired warrants for the issuance of 2,204,386 shares of the Company's common stock.

ITEM 7- FINANCIAL STATEMENTS
----------------------------

                              GENERAL DEVICES, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

INDEX                                                                    Page

Report of Independent Registered Public Accounting Firm,
Child, Van Wagoner & Bradshaw, PLLC                                       F-1

Report of Independent Registered Public Accounting Firm,
Amper, Politziner & Mattia, P.C.                                          F-2

Consolidated Balance Sheet as of December 31, 2005                        F-3

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004                                                F-4

Consolidated Statements of Stockholders' Equity (Deficit) for
the years ended December 31, 2005 and 2004                                F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004                                                F-6

Notes to the Consolidated Financial Statements                            F-7

CHILD, VAN WAGONER & BRADSHAW, PLLC
A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
5296 S. COMMERCE DR., SUITE 300, SALT LAKE CITY, UT 84107
PHONE: (801) 281-4700 FAX: (801) 281-4701

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
General Devices, Inc.
Bethel, Connecticut

We have audited the accompanying consolidated balance sheet of General Devices,
Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General
Devices, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 17, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Devices, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of General Devices, Inc. and
Subsidiary for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of
General Devices, Inc. and Subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

March 16, 2005, except for the effects of a stock
split described in Note 3, as to which the date is
April 17, 2006
Edison, New Jersey

                              GENERAL DEVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                             ASSETS                                    2005
                                                                   ------------
Current assets
  Cash                                                              $   22,999
                                                                   ------------
Total current assets                                                    22,999
                                                                   ------------
Total assets                                                        $   22,999
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities                          $   22,999
                                                                   ------------
Total current liabilities                                               22,999
  Stockholders' equity
  Preferred stock: $.0001 par value; 40,000,000 shares authorized;
  none issued and outstanding                                                -
  Common stock: $.0001 par value; 100,000,000 shares authorized;
  1,259,603 shares issued and outstanding                                  126
  Additional paid in capital                                         3,452,320
  Accumulated deficit                                               (3,452,446)
                                                                   ------------
Total stockholders' equity                                                   -
                                                                   ------------
Total liabilities and stockholders' equity                            $ 22,999
                                                                   ============

                 See notes to consolidated financial statements

                              GENERAL DEVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended
                                                           December 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Revenues
  Sales revenues                                   $        -       $        -
  Cost of sales                                             -                -
                                                  ------------     ------------
    Gross profit                                            -                -

Operating expenses
  General and administrative expenses               1,056,325           80,623
                                                  ------------     ------------
    Total operating expenses                        1,056,325           80,623
                                                  ------------     ------------

Loss from operations                               (1,056,325)         (80,623)

Other income
  Interest income                                           -               82
                                                  ------------     ------------
    Total other income                                      -               82
                                                  ------------     ------------

Net loss before income taxes                       (1,056,325)         (80,541)

Provision for income taxes                                  -                -
                                                  ------------     ------------
Net loss                                          $(1,056,325)      $  (80,541)
                                                  ============     ============
Basic and diluted net loss per share (1)          $     (1.35)      $    (0.17)
                                                  ============     ============
Basic and diluted weighted average number of
shares outstanding (1)                                781,266          469,823
                                                  ============     ============

(1) 2004 data has been restated to reflect stock split as described in Note 3.

                 See notes to consolidated financial statements

                              GENERAL DEVICES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      Common Stock
                                                    $.0001 Par Value         Additional
                                                 -----------------------      Paid In      Accumulated
                                                   Shares       Amount        Capital        Deficit         Total
                                                 ----------   ----------    ----------     ------------   ------------

Balance at January 1, 2004                          469,823    $     47     $2,382,784     $(2,315,580)   $    67,251
  Net loss for the year                                   -           -              -         (80,541)       (80,541)
                                                 ----------   ----------    ----------     ------------   ------------
Balance at December 31, 2004                        469,823          47      2,382,784      (2,396,121)       (13,290)

  Common stock issued for cash @ $0.50              250,000          25        124,975                        125,000
  Common stock issued for services @ $1.75          539,780          54        944,561                        944,615
  Net loss for the year                                   -           -              -      (1,056,325)    (1,056,325)
                                                 ----------   ----------    ----------     ------------   ------------
Balance at December 31, 2005                      1,259,603    $    126     $3,452,320     $(3,452,446)   $         -
                                                 ==========   ==========    ==========     ============   ============

                 See notes to consolidated financial statements

                              GENERAL DEVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ended
                                                            December 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------     -----------
Cash flows from operating activities:
  Net loss                                          $(1,056,325)     $  (80,541)
  Adjustments to reconcile net loss to
    net cash used in operations:
    Common stock issued for services                    944,615               -
    Changes in operating assets and liabilities:
      Prepaids and other assets                           1,056               1
      Accounts payable and accrued liabilities            8,001             464
                                                    ------------     -----------
  Net cash used in operations                          (102,653)        (80,076)

Cash flows from financing activities:
  Issuance of common stock                              125,000               -
                                                    ------------     -----------
      Net cash provided by financing activities         125,000               -
                                                    ------------     -----------

  Increase (decrease) in cash and cash equivalents       22,347         (80,076)

  Cash and cash equivalents, beginning of year              652          80,728
                                                    ------------     -----------
  Cash and cash equivalents, end of year            $    22,999      $      652
                                                    ============     ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                            $         -      $        -
                                                    ============     ===========
  Cash paid for income taxes                        $       525      $      575
                                                    ============     ===========

                 See notes to consolidated financial statements

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     General Devices, Inc. (the "Company" or "GDI") had been engaged in the business of providing contract technical services. On June 1, 1990, the
     Company sold its 100% owned British subsidiary, GDI Euroforce Ltd., to TAD
     Technical Services Corporation. The Company continued to operate in the technical services business from its King of Prussia, Pennsylvania location on a much smaller scale. Since 1993 the Company has been inactive. A
     Petition of Reorganization under Chapter 11 of the Federal Bankruptcy Code was filed on August 23, 1996. The Court confirmed the Company's Chapter 11 reorganization plan on December 22, 1997, and issued a final decree on
     September 15, 1998. In September 2000, the Company was redomiciled to the
     State of Delaware. In 2001, the Company established GD MergerSub, Inc. in contemplation of a possible acquisition that was not completed. The primary business of the Company has been the pursuit of an acquisition candidate.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, GD MergerSub, Inc.
     Intercompany transactions and balances have been eliminated in consolidation.

     ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt investments with original maturities of three months or less as cash equivalents.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LOSS PER SHARE

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year.
     Diluted loss per common share is calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive equity securities. At December 31, 2005 the Company had no potentially dilutive equity securities outstanding.

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

                                                        Year ended December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
     NUMERATOR FOR BASIC AND DILUTED LPS
       Net loss to common stockholders               $(1,056,325)   $   (80,541)
                                                     ============   ============
     DENOMINATOR FOR BASIC AND DILUTED LPS
       Weighted average shares of common stock
         outstanding                                     781,266        469,823
                                                     ============   ============
     LPS - Basic and diluted                         $     (1.35)   $     (0.17)
                                                     ============   ============

     FISCAL YEAR

     The Company has adopted December 31 as its fiscal year end.

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the
     Company and the dissolution, merger or sale of the Company's assets.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES

     Income tax expense (benefit) consists of the following:

                                                  Year ended
                                                 December 31,
                                                     2005
                                                 ------------
     Current
       Federal                                   $         -
       State                                               -
                                                 ------------
                                                           -
     Deferred
       Federal                                      (359,151)
       State                                         (95,069)
                                                 ------------
                                                    (454,220)
                                                 ------------
     Current and deferred                           (454,220)
       Valuation allowance                           454,220
                                                 ------------
     Total                                       $         -
                                                 ============

     A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

                                                   Year ended
                                                  December 31,
                                                      2005
                                                  ------------
     Tax at statutory rate of 34%                 $  (359,151)
     State income tax (benefit)                       (95,069)
     Valuation allowance                              454,220
                                                  ------------
                                                  $         -
                                                  ============

     The Company has implemented SFAS No. 109 "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes.
     Total deferred tax assets and liabilities at December 31 are as follows:

                                               2005            2004
                                            ----------      ----------
     Deferred tax assets - Tax NOL          $        -       $(497,000)
     Valuation allowance                             -         497,000
                                            ----------      ----------
                                            $        -       $       -
                                            ==========      ==========

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INCOME TAXES (Continued)

     At December 31, 2005, the Company had approximately $2,212,000 of net operating loss carryforwards ("NOLS") to offset future income tax subject to federal and state limitations. The NOLS were subject to examination by the tax authorities and were to expire in various years from 2007 through
     2025. However, the Tax Reform Act of 1986 contains provisions that limit the NOLS available to be used in any given year upon the occurrence of certain events, including significant changes in ownership of a company of greater than 50% within a three-year period. Subsequent to the balance sheet date the Company entered into a business combination that eliminated all future benefits of the NOLS. The effects of this subsequent event are reflected in the preceding table.

2.   RELATED PARTY TRANSACTIONS

     The Company accrued management fees of $4,000 per month to a shareholder for management services performed for the Company through September, 2005.
     The total expense recognized under this arrangement totaled $36,000 and
     $48,000 for the years ended December 31, 2005 and 2004, respectively. On
     September 26, 2005 the shareholder sold all of its shares in a private transaction.

3.   ISSUANCE OF COMMON STOCK

     On February 11, 2005, the Company issued 250,000 (1,250,000 pre-split)
     shares of its common stock at a price of $0.50 ($0.10 pre-split) per share for total proceeds of $125,000 to its then principal stockholders in a private placement transaction.

     On December 12, 2005, the Company effected a 1:5 reverse stock split.
     Immediately prior to the split 3,597,922 common shares were outstanding and immediately following the split 719,823 common shares were outstanding.
     These financial statements have been retroactively restated to give effect to the reverse stock split as if it had occurred at the beginning of the first period presented.

     On December 12, 2005, the Company amended its articles of incorporation to increase its authorized common stock to 100,000,000 shares and its authorized preferred stock to 40,000,000 shares and to change the par value of its common and preferred stock from $.01 per share to $.0001 per share.

     On December 12, 2005, the Company issued 539,780 shares of its common stock to its principal stockholder for services. The transaction was valued at
     $1.75 per share based on the closing price of the Company's common stock on that date for an aggregate amount of $944,615.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".
     SFAS 123(R) is a revision of SFAS No., 123, "Accounting for Stock Based
     Compensation," and supersedes Accounting Principles Board Opinion No. 25
     ("APB 25"), "Accounting for Stock Issued to Employees." Among other items
     SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin ("SAB") No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of
     FAS 123 (R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS
     123(R), specifically when valuing employee stock options; and (b)
     reasonable individuals, acting in good faith, may conclude differently on the fair value of employee share options. Key topics covered by SAB 107 include: (a) valuation models - SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard's fair value measurement objective; (b) expected volatility - the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility;
     and (c) expected term - the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R) but does not believe its adoption will have a material impact on the Company's consolidated financial statements or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary
     Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of
     SFAS No. 153 will not have a material impact on the Company's consolidated financial statements or results of operations.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligation" as used in FASB Statement
     No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset
     Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of
     FIN No. 47 will have a material affect on the Company's consolidated financial position, results of operations or cash flows.

     In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS
     No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and
     SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.
     SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting errors, pronouncements or changes in accounting principles.

5.   SUBSEQUENT EVENTS

     On January 23, 2006, GDI Acquired Aduromed in a reverse Merger transaction whereby Aduromed became a wholly owned subsidiary of GDI and the shareholders of Aduromed became shareholders of GDI. Aduromed, the operating unit of GDI following the merger, is in the business of design, fabrication and installation of systems for treatment and disposal, in situ, of regulated medical waste (RMW). Its principal product is the
     Aduromed MedClean(TM) series system. In addition to acquiring all of the assets and liabilities of Aduromed, GDI issued 15,780,160 shares of Series
     B Preferred stock for $5,010,970 in cash.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   SUBSEQUENT EVENTS (Continued)

     Upon the effective date of the Merger, January 23, 2006, pursuant to the
     Merger Agreement, the Securities Purchase Agreement and the Placement
     Agent's Agreement, the holdings of the Company's equity changed in the following manner:

          (i) the former holders of Aduromed's 10,965,600 outstanding shares of common stock (par value $0.01 per share) became the holders of 19,683,254 shares of common stock of the 20,683,239 outstanding shares of the
     Company's common stock;

          (ii) the former holders of 3,489,527 shares of Aduromed's series A preferred stock of (par value $0.01 per share), purchased by the Investor
     Group on October 5, 2005 became holders of all 6,263,702 shares of the
     Company's newly-designated Series A Preferred Stock plus warrants to purchase 6,263,702 shares of the Company's common stock;

          (iii) the outstanding warrants of Aduromed were converted into warrants of the Company; and

          (iv) immediately after consummation of the Merger, (A) the Investor
     Group acquired 15,780,160 shares of the Company's newly-designated Series B
     Preferred Stock, plus Series B Preferred Warrants to purchase an aggregate of 15,780,160 shares of the Company's common stock, and (B) the Placement
     Agent acquired warrants for the issuance of 2,204,386 shares of the
     Company's common stock.

     Series A and Series B Preferred Stock. Each share of the Company's Series A
     Preferred Stock and the Series B Preferred Stock entitles the holder to the same voting rights afforded the holder of a share of common stock, plus liquidation preferences over holders of the Company's common stock, cumulative dividend rights, anti-dilution rights and preemptive rights.
     Such preferred shares may be converted into shares of common stock on a one-for-one basis at the sole option of the shareholder.

     Series A and Series B Preferred Warrants. As part of the consideration for the investments by the Investor Group, in addition to the issuance to them of the Series A Preferred Stock and the Series B Preferred Stock, the
     Company has also issued warrants to the Investor Group covering shares of the Company's common stock approximately equal to the number of Series A and B Preferred shares issued and exercisable at a price of $0.37883 per share. On January 23, 2006, the Company issued the Series A Preferred
     Warrants at the effective time of the Merger, and the Series B Preferred
     Warrants immediately following the Merger.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   SUBSEQUENT EVENTS (Continued)

     The Series A Preferred Warrants expire on September 29, 2010, and the
     Series B Preferred Warrants expire on January 21, 2011.

     Each holder of shares of Series A or Series B Preferred Stock or the Series
     A or Series B Warrants is entitled to certain rights of registration of such securities under the Securities Act of 1933, as amended (the
     "Securities Act").

     The purchase of the Series A Preferred Stock and Series A Preferred
     Warrants were initially effected in consideration for an investment by the
     Investor Group of $1,989,030 in Aduromed on October 5, 2005; and the
     purchase of the Series B Preferred Stock and the Series B Preferred
     Warrants were effected in consideration for an investment by the Investor
     Group of $5,010,970 in the Company on January 23, 2006.

     The issuances of the Series A Preferred shares, the series B Preferred shares and the related warrants were made in reliance on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. The members of the Investor Group are sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to the Company that the shares were acquired for investment only. The issuance of common stock to Aduromed shareholders and warrants of the Company to Aduromed warrant holders upon conversion of their shares of common stock and warrants of Aduromed as a consequence of the Merger was also made in reliance on Section 4(2) of the
     Securities Act. Such

     Aduromed shareholders have certain appraisal rights, under Section 262 of the General Corporation Law of the State of Delaware.

     Placement Agent's Warrants. As part of the consideration paid as a fee to the placement agent, Kuhns Brothers Securities Corporation (the "Placement
     Agent"), in connection with the investment by the Investors Group pursuant to the Securities Purchase Agreement, Aduromed and the Company agreed to cause the Company to issue warrants (the "Placement Agent Warrants")
     covering 2,204,386 shares of the shares of the Common Stock of the Company.
     The terms of the Placement Agent B Warrants are identical to those of the
     Series B Preferred Warrants in all respects.

                              GENERAL DEVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   SUBSEQUENT EVENTS (Continued)

     In addition, pursuant to agreement with the Placement Agent, Aduromed had previously issued its warrants covering 348,953 shares of Aduromed common stock, which at the effective time of the Merger were converted into the
     Company's warrants (the "Placement Agent A Warrants") to purchase 626,371 shares of Common Stock. The terms of the Placement Agent A Warrants are identical to those of the Series A Preferred Warrants.

     The issuances of the Placement Agent Warrants were made in reliance upon
     Section 4(2) of the Securities Act of 1933.

     Warrants Issued to Former Holders of Warrants of Aduromed. Pursuant to the
     terms of the Merger Agreement, at the effective time of the Merger on
     January 23, 2006, all outstanding Aduromed warrants ("Aduromed Warrants")
     to purchase shares of Aduromed's common stock were converted into warrants of the Company to purchase its common stock ("GDI Warrants"). Each right under the Aduromed Warrants to purchase a share of Aduromed common stock was converted into the right to purchase 1.795 shares of Common Stock, and the exercise price was reduced by a factor of 1.795.

     The foregoing-described GDI warrants are immediately exercisable and were issued in reliance upon Section 4(2) of the Securities Act of 1933.

6.   CONTINGENCIES

     GDI has an obligation to file a Registration Statement to register the following securities: the shares of Common Stock into which the Series A and Series B shares may be converted; the Series A and Series B Preferred
     Warrants; and the shares of common stock which would be issued by the exercise of these warrants. These securities are held by the Investor Group in consequence of the Merger on January 23, 2006. If GDI is unable to cause this Registration Statement to become effective by May 24, 2006, it is required to pay the Investor Group liquidated damages of 1-1/2% per month of the funds it received for the purchase of the Series A Preferred Stock and the Series B Preferred Stock until the Registration Statement is effective. This could cost the Company approximately $105,000 per month each month until such Registration Statement is declared effective.

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         None

Item 8A - CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer,
an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)
under the Securities Exchange Act of 1934). Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended December 31, 2005 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF SARBANES-OXLEY ACT

     In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2007, the Company expects to begin, in fiscal 2006, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 8B - OTHER INFORMATION
---------------------------

     None

                                    PART III

Item 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS.

     As of March 31, 2006 the directors and executive officers both GDI and
Aduromed were as follows:

Damien R. Tanaka           62    Director, President and CEO
Kevin T. Dunphy            57    Director, Chief Financial Officer and Treasurer
Jay S. Bendis              58    Director
Elan Gandsman              64    Director
Ronald A. LaMorte          67    Director
Paul Farrell               42    Director
Philip Anderson            38    Director

     And officers of Aduromed only were:

Stephen Birch              34    Vice President of Business Development
Robert C. Meyer            50    Vice President Operations and Marketing
Timothy R. Hertweck        51    Aduromed - Vice President Sales

     Following is a brief summary of the background and experience of each director and executive of GDI and Aduromed:

Damien R. Tanaka is the Chairman, President and CEO of GDI, and Kevin T. Dunphy
is the Chief Financial Officer and Treasurer. Both men hold similar titles at
Aduromed, and are members of the Board of Directors of both companies.

     Mr. Tanaka is and has been the President and Chief Executive Officer of
Aduromed since its organization in 2002. He had comparable executive responsibilities as a member and manager of Aduromed's predecessor, a
Connecticut limited liability company formed in 1997 and reorganized in 2002 under the Delaware General Corporation Law as the present Aduromed Corporation.

     Mr. Dunphy joined Aduromed in 2005 as its Chief Financial Officer, and was
appointed the company's corporate Treasurer and a member of its board of directors. From 1999 through 2004 he held various accounting and finance positions at FuelCell Energy, Inc. in Danbury, Connecticut, a company engaged in development and manufacture of high temperature fuel cell products. From July to
December 2004 he served as FuelCell's Director of Finance Technology Group;
previous to that he was its Corporate Controller. During the period from January to May 2005 he was an independent consultant. Mr. Dunphy holds a BS degree in accounting from Mercy College and an MBA from Long Island University.

     By the terms of their individual employment agreements, Mr. Tanaka and Mr.
Dunphy will each serve for a term continuing until September 28, 2010. Both agreements contain automatic one-year renewals thereafter. The employment agreements with both men contain covenants of confidentiality, and assignments of proprietary intellectual property rights.

     Mr. Tanaka owns, beneficially and of record, 8,257,000 shares, or approximately 40% of the issued and outstanding Common Stock, with options and warrants to purchase an additional 6,313,166 shares of Common Stock.

Mr. Bendis has, during the past five years, been president of Transfer
Technology Consultants in Akron, Ohio, specializing in transferring new product concepts from design to commercialization. In 2005 he became president and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point care testing. He is presently a partner in the Crystal
Corridor Group which works with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology. Since 2003 he has served as chairman of the board of Imaging Diagnostic Systems in Plantation, Florida, a company that has developed an imaging device to aid in detection and management of breast cancer. He holds a BA degree in marketing from Kent State University. Mr.
Bendis owns 269,250 shares of the Company's Common Stock.
Dr. Gandsman has since 1993 been Director of Environmental Health and Safety at
Yale University in New Haven, Connecticut. He holds a BS degree in physics and math from the University of Buenos Aires, and MSc and PhD degrees in physics from Tel Aviv University.

     Mr. LaMorte is a Certified Public Accountant. During the period from 1999 through 2003, and for several years prior thereto, he had been a Managing
Principal of Dworken, Hillman, LaMorte & Sterczala, a public accounting firm in
Shelton, Connecticut. He retired from the firm in December 2003. Mr. LaMorte holds a BS degree from the University of Connecticut.

     Mr. Farrell is a Managing Director of Pequot Capital Management, Inc.
responsible for covering a diversified number of sectors for the small/mid cap strategy with a primary focus on the financial services, industrial and consumer industries. Mr. Farrell joined Pequot Capital Management in 2001. Previously, he was a Partner at WR Capital Partners, LLC. Prior to that, he held several positions at Goldman Sachs Asset Management, including Managing Director and
Chief Investment Officer of the U.S. value investment team. Before Goldman, he was a Managing Director and portfolio manager at Plaza Investments. Mr. Farrell is presently a Director of Radiologix, Inc., a national radiology service company listed on the American Stock Exchange. Mr. Farrell received a BA and MA in economics from Yale University.

     Mr. Anderson has been portfolio manager since 1998 at Sherleigh Associates,
Inc., SIAR Capital, a private investment company in New York City. Mr. Anderson holds a BS degree from Ithaca College and an MBA degree from Hofstra University.

     Mr. Birch is Vice President Business Development of Aduromed. From 2000 to
August, 2002 he had served as Manager, Quality Assurance, and Assistant Vice
President, Internet Technology at Martha Stewart Living Omnimedia, Inc. in New
York City. Thereafter, he was an independent consult to Aduromed until October
1, 2005 when he joined the company as an employee. Since then he has been engaged in Aduromed's business development. He executed a five (5) year employment contract with Aduromed, dated as of September 30, 2005, to act as
Aduromed's Vice President for business development. Mr. Birch owns 269,250 shares of Common Stock of the Company, plus presently exercisable options to purchase 1,525,750 shares of the Company's Common Stock. Mr. Birch holds a BS degree from Oklahoma State University.

     Mr. Meyer joined Aduromed as its Vice President Operations and Marketing on
January 1, 2006. With his background from 1996 to 1999 in developing market strategies for innovative consumer products as a vice president of the
Pepsi-Cola Company, in Purchase, New York, he then became associated, during the period 2000-2003, with the consulting firm Advanced Materials Partners, Inc. in
New Canaan, Connecticut, as Vice President, assisting clients in development of innovative products. In 2004 he was Executive Vice President of CCM Marketing
Communications, Inc., a New York City advertising and promotion firm with clients in the consumer products area. He left CCM later in 2004 and throughout
2005 has been Managing Partner of Insight to Innovation, LLC, in Wilton
Connecticut, a consulting firm devoted to developing growth strategies and product innovations for its clients. It was in that capacity as a consultant in
2005 that he commenced his association with Aduromed. Mr. Meyer owns 179,500 of the Company's Common Stock. Mr. Meyer holds a BS degree in mechanical engineering from Trinity College, an MME in mechanical engineering from
Rensselaer Polytechnic Institute and an MBA from the Columbia Graduate School of
Business.

     Mr. Hertweck joined Aduromed on January 1, 2006, as its Vice President
Sales. During the past five years he has been President of Portfolio Management
Associates, Inc., a consulting firm in Exeter, Connecticut founded by him dealing in merger, acquisition and turnaround situations for companies that had included Aduromed. Mr. Hertweck owns 626,500 shares of the Company's Common
Stock. Mr. Hertweck holds a BA degree in political science from Wagner College.

AUDIT COMMITTEE FINANCIAL EXPERT

     GDI has a standing audit committee comprised of three (3) members of its
Board of Directors. Mr. LaMorte serves as a member of the committee and acts as its "audit committee financial expert" as that term is used in Item 401 of
Regulation S-B (17 CFR 228.401) and is "independent" as that term is used in
Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

COMPLIANCE WITH SECTION 16(A)

     Based solely upon its review of copies of Forms 3 and 4 received by it or representations from certain reporting persons, GDI believes that, during the fiscal year ended December 31, 2005, there had been compliance with the Section
16(a) filing requirements applicable to its officers, directors and 10%
stockholders.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to its principal executive officers and principal financial officers. Stock holders may write to
Ms. Carey Nevin, Administrative Manager, at the Company's executive office. 3
Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of
Ethics, and the Company will provide a copy without charge.

Item 10. - EXECUTIVE COMPENSATION
---------------------------------

DIRECTORS' AND EXECUTIVE COMPENSATION

     In the last three full fiscal years ending December 31, 2005 GDI paid no compensation to its executive officers or directors, and no stock options or other stock-based remunerations here been issued.

     Effective upon the Merger the GDI will compensate its independent directors as follows:

    Annual Retainer:                  $8,000.00 based upon four regular
                                      meetings per annum
    Committees:                       $500.00 per meeting
    Committee Chair:                  $500.00 per meeting
    Special Meeting of Directors:     $1,000.00 for attendance in person/$500.00
                                      by telephone.

    Payments to be made on quarterly basis.
    Out-of-Pocket Expense: Customary reimbursement for expenses.

     Combined meetings of the boards of directors of GDI and Aduromed will be considered a single meeting for purposes of the foregoing compensation schedule, while the same schedule will apply to any separate meetings of Aduromed's board of directors.

ADUROMED EXECUTIVE COMPENSATION.

     In each of fiscal years ending December 31, 2003, 2004 and 2005, respectively, the following-named executive officers of Aduromed received compensation indicated:

     Fiscal Year       Damien R. Tanaka       Stephen Birch       Kevin Dunphy
     -----------       ----------------       -------------       ------------
     2003              $120,192.25               -----               -----
     2004              $125,999.99               -----               -----
     2005              $151,442.31            $40,000.00          $77,000.00

     All compensation was paid in cash as salary. No bonuses or other considerations, either cash or non-cash, were paid to these executives in those years. No perquisites or other personal benefits, securities or property were given to the named executive officers in any of those fiscal years that had aggregate value greater than $50,000 or 10% of the total compensation paid to the executive in that year.

     As inducement for his becoming and employee of Aduromed, an individual option was granted to Mr. Dunphy on June 1, 2005, to purchase 721,047 shares of
Aduromed's common stock, exercisable at $0.156 per share commencing June 1,
2006. No SARs nor other options were granted by Aduromed in 2005.

     Currently, the shares of Aduromed have no market price.

ADUROMED EMPLOYMENT AGREEMENTS.

     Aduromed has the following-described employment agreements with its named executive officers, each dated as of September 30, 2005, and each for a five (5)
year term renewable from year to year thereafter. Each agreement provides perquisites covering supplemental family medical insurance, use of a motor vehicle and long term disability benefits.

     The employment agreement with Mr. Tanaka provides that he will act as
President and Chief Executive Officer of Aduromed at a minimum annual base salary of $250,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon Aduromed's attainting financial objectives determined annually by the board, not to exceed 100% of his base salary.

     The employment agreement with Mr. Dunphy provides that he will act as Chief
Financial Officer of Aduromed at a minimum annual base salary of $130,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon
Aduromed's attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. The commencement date of his employment was
June 1, 2005.

     The employment agreement with Mr. Birch provides that he will act as Vice
President Business Development of Aduromed at a minimum annual base salary of
$160,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon Aduromed's attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. The commencement date of his employment was October 1, 2005.

Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDERS MATTERS.
-----------------------------

     The Company has no equity compensation plans, and therefore no securities reserved for such purposes.

     The following table and footnotes set forth as of March 15, 2006, the number and percentage of the outstanding shares of Common Stock and Series A and
Series B Preferred Stock which, according to the information supplied to the
Company, were beneficially owned by (i) each person who is currently a director of GDI, (ii) each executive officer, (iii) all current directors and executive officers of GDI as a group, and (iv) each person who, to the knowledge of the
Company, is the beneficial owner of more than 5% of the outstanding (i) Common
Stock, and (ii) the Series A and Series B Preferred Stock.

    Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of GDI's
Voting Securities
--------------------------------------------------------------------------------

Title of          Name and Address of                             Amount and Nature of            Percentage of
Security            Beneficial Owner                              of Beneficial Ownership         Class
---------------------------------------------------------------------------------------------------------------------------

Common            Damien R. Tanaka(1)(5)                                 8,257,000                  39.92%
Stock             153 Greenwood Avenue                                   (record)
                  Bethel, CT 06801

Common            Paul T. Chan(2)(5)                                     1,153,268                   5.58%
Stock             300 Linden Street                                      (record)
                  San Francisco, CA 94102

Common            Norman C. Kristoff(2)(3)(5)                            1,346,250                   6.51%
Stock             194 Upper Troy Road                                    (record)
                  Fitzwilliam, NH 03447

Common            Delphinian Quest Advisors                                269,250                   1.30%
Stock             194 Upper Troy Road                                    (record)
LLC(2)(5)         Fitzwilliam, NH 03447

Common            Crown Capital Pty Ltd.                                 1,795,000                   8.68%
Stock             45 View Street                                         (record)
                  Peppermint Grove
                  Western Australia 6011
                  Australia

Common            Christopher J. and Jill L.                             1,049,357                   5.07%
Stock             Winners (JTWROS)                                       (record)
                  2100 Yacht Mischief
                  Newport Beach, CA  92660

Series A and      Pequot Capital Management, Inc.(4)(5)(6)              14,171,054                  64.39%
Series B          500 Nyala Farm Road                                    (record)
Preferred         Westport, CT 06880

Series A and      Sherleigh Associates Inc.                              7,872,808                  37.71%
Series B          Defined Benefit Pension Plan(5)(6)                     (record)
Preferred         920 Fifth Avenue #3B
                  New York, NY 10021
                  153 E. 53rd Street
                  55th Floor
                  New York, NY 10022

                                       24

------------

(1)  Brothers and sisters of Mr. Tanaka own 179,500 shares of Common Stock of record with respect to which Mr. Tanaka disclaims beneficial ownership.

(2)  Messrs. Chan and Kristoff each owns a 50% voting membership interest in
     Delphinian Quest Advisors, LLC.

(3)  Mr. Kristoff's mother, Stelle Kristoff, owns of record 364,385 shares of
     Common Stock with respect to which Mr. Kristoff disclaims beneficial ownership.

(4)  Pequot Capital Management, Inc. is the investment manager for Pequot Scout
     Fund L.P., Pequot Mariner Master Fund, L.P., Pequot Navigator Offshore
     Fund, Inc., Premium Series PCC Limited--Cell 33 and Pequot Diversified
     Master Fund, Ltd. (collectively the "Funds") and holds all voting (except for those shares held by Premium Series PCC Limited--Cell 33) and dispositive power for all shares held of record by the Funds and may be deemed the beneficial owner of such shares. Pequot Capital Management, Inc.
     disclaims beneficial ownership of all shares held therein. The sole director and controlling stockholder of Pequot Capital Management, Inc. is
     Arthur J. Samberg. The Funds and Sherleigh Associates Inc. are collectively sometimes referred to herein as the "Preferred Holders".

(5)  In accordance with the Stockholders Agreement, Pequot Capital Management,
     Inc. and Sherleigh Associates Inc. Defined Benefit Plan have the right to two (2) nominees to be elected members of the Company's seven (7) member board of directors, and at least one (1) of their designees to be appointed to each committee of the board; and for so long as Mr. Tanaka remains the president and chief executive officer of the Company, the parties will cause five (5) of his nominees to be elected to the Company's board of directors. Delphinian Quest Advisors, LLC, Paul Chan and Norman Kristoff
     are also parties to the Stockholders Agreement. (See "Stockholders
     Agreement").

(6)  The Funds and Sherleigh Associates inc. also hold Preferred A and B
     Warrants in the amounts of 13,669,054.27 and 8,374,806.70, respectively, entitling them to purchase Common Stock of the Company which are being registered herewith.

     Security Ownership of Management (Directors and Executive Officers)
     -------------------------------------------------------------------

Title of          Name and Address of                             Amount and Nature of            Percentage of
Security          Beneficial Owner                                of Beneficial Ownership         Class
---------------------------------------------------------------------------------------------------------------------------

Common            Damien R. Tanaka(1)                                    8,257,000                  39.92%
Stock             153 Greenwood Avenue                                   (record)
                  Bethel, CT 06801

Common            Kevin P. Dunphy                                        --                         --
Stock             153 Greenwood Avenue
                  Bethel, CT 06801

Common            Jay S. Bendis                                            269,250                   1.30%
Stock             71 Springcrest Drive                                   (record)
                  Akron, OH 44333

Common            Paul D. Farrell (2)                                     --                        --
Stock             Pequot Capital Management, Inc.
                  500 Nyala Farm Road
                  Westport, CT 06880

Common            Ronald A. LaMorte                                       --                        --
Stock             36 Haystack Hill Road
                  Orange, CT 06470

Common            Elan Gandsman                                           --                        --
Stock             135 College Street
                  New Haven, CT 06510

Common            Philip Anderson(3)                                      --                        --
Stock             920 Fifth Avenue #3B
                  New York, NY 10021

Common            Stephen Birch(4)                                         269,250                   1.30%
Stock             153 Greenwood Avenue                                   (record)
                  Bethel, CT 06801

Common            Robert Meyer(4)                                          179,500                   0.87%
Stock             153 Greenwood Avenue                                   (record)
                  Bethel, CT 06801

Common            Timothy Hertweck(4)                                      628,250                   3.00%
Stock             153 Greenwood Avenue                                   (record)
                  Bethel, CT 06801
------------------------------------------------------------------------------------------------------------------
Common            All Directors and                                      9,603,250                  46.00%
Stock             Executive Officers                                     (record)
                  As a Group
-----------------------------------------------------------------------------------------
Preferred         All Directors and                                     22,043,862                    100%
Stock             Executive Officers
                  As a Group

Appointed as a director of the Company by the Preferred Holders in accordance with the Stockholders Agreement. Mr. Farrell (Managing Director) is an employee of Pequot Capital Management, Inc., which holds voting (except for Premium
Series PCC Limited--Cell 33) and dispositive power for all shares held of record by the Funds.

Appointed as a director of GDI by the Preferred Holders in accordance with the
Stockholders Agreement. Mr. Anderson is a portfolio manager at Sherleigh
Associates, Inc. d/b/a SIAR Capital, a private investment company in New York
City.

Messrs. Birch, Hertweck and Meyer are executive officers of Aduromed but not of
GDI. They effectively serve in such capacities for GDI.

Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management fees of $48,000 and $36,000 were expensed in each of 2004 and 2005 for fees paid to Asset Value fund Limited Partnership ("AVF") for management services performed for GDI. Management services included, among other things,
SEC filings, negotiations, evaluating merger and acquisition proposals, accounting and shareholder relations. Prior to the sale of its stock interest to
Halter Capital Corporation pursuant to agreement dated as of September 26, 2005,
AVF had owned beneficially approximately 43.9% of GDI's outstanding shares of common stock.

On December 12, 2005, GDI issued 539,780 shares valued at $1.75 per share,
$944,615 in aggregate, of its common stock to Kevin Halter, Jr., then its
President and CEO, in consideration for his efforts in causing the Company to be reorganized and restructured by increasing its authorized shares of Common
Stock, authorizing a "blank check" preferred stock and effecting a one-for-five
"reverse split" of the shares of its issued and outstanding stock.

Item 13 - EXHIBITS
------------------

All references to issuer's Forms 8-K, 10-QSB and 10-KSB include reference to
File No. 000-03125.

NUMBER   DESCRIPTION OF EXHIBITS
------   -----------------------

2.1      Agreement and Plan of Merger, dated as of December 7, 2005 by and among the Registrant, GD MergerSub, inc. and Aduromed (incorporated by reference to Registrant's Form 8-K filed December 12, 2006).

2.2      Amended and Restated Agreement and Plan of Merger, dated as of January
         23, 2006, by and among the Registrant, GD MergerSub, Inc., GD MergerSub
         II, Inc. and Aduromed (incorporated by reference to Registrant's Form
         8-K/A filed January 31, 2006).

2.3      Certificate of Merger of GD MergerSub II, Inc. with and into Aduromed, filed January 23, 2006 with Delaware Secretary of State.

3.1      Certificate of Incorporation (incorporated by reference to Registrant's
         Proxy Statement on Schedule 14A filed July 14, 2000).

3.2      Amendment to Certificate of Incorporation dated December 12, 2005.

3.3      Bylaws (incorporated by reference to Amended Agreement and Plan of
         Merger, dated as of January 23, 2006, by and among the Registrant, GD
         MergerSub, Inc. GD MergerSub II, Inc. and Aduromed filed on January 31,
         2006 as an exhibit to Registrant's Form 8-K).

4.1      Form of Series A Warrant. *

4.2      Form of Series B Warrant. *

4.3      Form of Aduromed Warrant. *

4.4      Certificate of Designations of Series A Preferred Stock. *

4.5      Certificate of Designations of Series B Preferred Stock. *

10.1     Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services
         Limited Partnership(confidential treatment requested).

10.2     Agreement, dated as of April 8, 2004, between Registrant's wholly-owned subsidiary, Aduromed Corporation, and Weima America, Inc. (confidential treatment requested).

10.3     Employment Agreement, dated as of September 23, 2005, between the
         Registrant's wholly-owned subsidiary, Aduromed Corporation, and Damien
         R. Tanaka.*

10.4     Employment Agreement, dated as of September 30, 2005, between
         Registrant's wholly-owned subsidiary, Aduromed Corporation, and Kevin
         T. Dunphy.*

10.5     Amended and Restated Stock Purchase Agreement, dated as of January 23,
         2006, by and among Halter Capital Corporation, Aduromed and GDI
         (incorporated by reference to GDI's Form 8-K/A filed January 31, 2006).

10.6     Amended and Restated Securities Purchase Agreement, dated as of January
         23, 2006, by and among the GDI, Aduromed and certain investors
         (incorporated by reference to GDI's Form 8-K/A filed January 31, 2006).

10.7     Amended and Restated Registration Rights Agreement, dated as of January
         23, 2006, by and among GDI, Aduromed and certain investors
         (incorporated by reference to GDI's Form 8-K?a filed January 31, 2006).

10.8     Amended and Restated Stockholders Agreement, dated as of January 23,
         2006, by and among the GDI, Aduromed and certain stockholders of GDI
         (incorporated by reference to Registrant's Form 8-K/A filed January 31,
         2006).

16.1     Letter on change of certifying accountant, dated February 9, 2006, from
         Amper, Politziner & Matta, P.C. to the Securities and Exchange
         Commission (incorporated by reference to Exhibit 16.1 to Registrant's form 8-K filed February 9, 2006).

21.1     Subsidiaries of Registrant:

                     Aduromed Corporation (Del.) - Company does business under
                                                   its corporate name.

                     GD MergerSub, Inc. (Del.) - inactive

31.1     Rule 13a-14(a)/15d-14a Certification.*

31.2     Rule 13a-14(a)/15d-14a Certification.*

32.1     Section 1350 Certification.*

(b) Report on forms 8-K: None

---------------------------

*  Filed herewith

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------
Year ended December 31, 2005

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to Amper, Politziner & Mattia, P.C.

                           Fiscal Year Ended          Fiscal Year Ended
                           December 31, 2005          December 31, 2004
Audit and
Audit-Related Fees         $3,150 (1)                 $12,000
Tax Fees                   None                       None
All Other Fees             None                       None

(1) All audit related fees paid to Amper, Politziner & Mattia, P.C.IN 2005 are related to review of the financial statements due for periodic reports.

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner &
Bradshaw, PLLC:

                           Fiscal Year Ended         Fiscal Years Ended
                           December 31, 2005         December 31, 2004

Audit Fees                 $2,000                    None
Audit Related Fees         None                      None
Tax Fees                   None                      None
All Other Fees             None                      None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENERAL DEVICES, INC.

Dated:  April 17, 2006              By: /s/ Damien R. Tanaka
                                        --------------------------------
                                        Damien R. Tanaka
                                        Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated April 17, 2006:                   /s/ Damien R. Tanaka
                                        ----------------------------
                                        Damien R. Tanaka
                                        Chairman, CEO and Director
                                        (Principal Executive Officer)

Dated April 17, 2006:                   /s/ Kevin T. Dunphy
                                        -----------------------------
                                        Kevin T. Dunphy
                                        Treasurer, CFO and Director
                                        (Principal Financial Officer)

Dated: April 17, 2006                   /s/ Jay S. Bendis
                                        -----------------------------
                                        Jay S. Bendis
                                        Director

Dated: April 17, 2006                   /s/ Elan Gandsman
                                        ------------------------------
                                        Elan Gandsman
                                        Director

