Form 10QSB
period 2006-03-31
GENERAL DEVICES INC
filed 2006-05-26
CIK 40528

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                        Commission File Number 000-03125

                              GENERAL DEVICES, INC.
                              ---------------------
              (Exact Name of Small Business Issuer in Its Charter)

              Delaware                                     21-0661726
              ---------                                    ----------
   (State or other Jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification Number)

                              153 Greenwood Avenue
                              --------------------
                            Bethel, Connecticut 06801
                            -------------------------
                    (Address of Principal Executive offices)

                                 (203) 798-1080
                                 --------------
                           (Issuer's Telephone Number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
           registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                              days. [X] Yes [ ] No

 Indicate by check mark whether the registrant is a shell company (as defined in
                Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 20,942,857 shares common stock (par value $0.0001 per share) outstanding as of May 18, 2006.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1: Financial Statements                                                F1

Item 2: Management's Discussion and Analysis or Plan of Operation            3

Item 3: Controls and Procedures                                              5

                           PART II--OTHER INFORMATION

Item 1: Legal Proceedings                                                    6

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds          6

Item 3: Defaults Upon Senior Securities                                      6

Item 4: Submission of Matters to a Vote of Security Holders                  6

Item 5: Other Information                                                    6

Item 6: Exhibits                                                             6

Signatures                                                                   7

                                        2

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

UNAUDITED CONSOLIDATED BALANCE SHEET                                        F2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS                             F3

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)         F4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                             F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F6

                                       F1

                               GENERAL DEVICES INC

                           CONSOLIDATED BALANCE SHEETS

                                                                         Unaudited      Restated
                                                                       -----------    -----------
                              ASSETS                                     31-Mar-06      31-Dec-05
                                                                       -----------    -----------

Current assets
   Cash                                                                $ 3,265,920    $   407,058
   Accounts receivable (net of $16,100 allowance)                          151,760         82,949
   Loans receivable                                                         52,247         51,847
   Costs and earnings in excess of billings on uncompleted contracts       230,516        156,467
   Prepaid expenses                                                         30,001         24,531
   Inventory                                                               508,680         46,041
                                                                       -----------    -----------
Total current assets                                                     4,239,124        768,893

Property, plant and equipment                                              134,548         79,407

   Security deposits                                                        31,113         31,113
                                                                       -----------    -----------

Total assets                                                           $ 4,404,785    $   879,413
                                                                       ===========    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable                                                    $   633,117    $   224,957
   Deferred revenue                                                         54,739         33,671
   Convertible notes payable - short term                                       --        200,000
   Accrued liabilities                                                     272,249         48,017
   Current portion of long-term debt and Notes payable                     138,748        138,748
                                                                       -----------    -----------
Total current liabilities                                                1,098,853        645,393

Other liabilities
   Notes payable, less current portion                                      80,689        132,978
   Notes payable to former principles of Aduromed                          167,847        217,847
                                                                       -----------    -----------
Total other liabilities                                                    248,536        350,825
                                                                       -----------    -----------

Total liabilities                                                        1,347,389        996,218

Stockholders' equity (deficit)
   Preferred stock: $.0001 par value; 40,000,000 shares authorized;
   22,043,862 and 6,263,702 shares issued and outstanding                    2,204            626
   Common stock: $.0001 par value; 100,000,000 shares authorized;
   20,683,239 and 20,001,139 shares issued and outstanding                   2,068          2,000
   Additional paid-in capital                                            7,480,553      3,300,000
   Accumulated deficit                                                  (4,427,429)    (3,419,431)
                                                                       -----------    -----------
Total stockholders' equity (deficit)                                     3,057,396       (116,805)
                                                                       -----------    -----------

Total liabilities and stockholders' equity (deficit)                   $ 4,404,785    $   879,413
                                                                       ===========    ===========

See notes to consolidated financial statements.

                                       F2

                               GENERAL DEVICES INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Quarter ended
                                                              March 31.
                                                   ----------------------------
                                                       2006            2005
                                                       ----            ----
Revenues
  Contract revenues earned                         $    242,114    $    525,799
  Sales and service revenues                             98,612         154,404
                                                   ------------    ------------
Total revenues                                          340,726         680,203

Cost of sales                                           343,061         226,934
                                                   ------------    ------------

Gross profit (loss)                                      (2,335)        453,269

Operating expenses
  Salaries and wages                                    385,652          53,899
  General and administrative expenses                   511,447         241,380
  Depreciation expense                                    7,700           1,000
                                                   ------------    ------------
Total operating expenses                                904,799         296,279
                                                   ------------    ------------

Profit (loss) from operations                          (907,134)        156,990

Interest income and expense
  Interest income                                        20,062              --
  Interest (expense)                                    (31,694)         (6,452)
                                                   ------------    ------------
Total other income and expenses                         (11,632)         (6,452)
                                                   ------------    ------------

Net profit (loss) before income taxes                  (918,766)        150,538

Provision for income tax benefit                             --              --
                                                   ------------    ------------

Net profit (loss)                                  $   (918,766)   $    150,538
                                                   ============    ============

Basic earnings (loss) per common share             $      (0.05)   $       0.01
Diluted earnings (loss) per common share           $      (0.05)   $       0.00
Basic weighted average common shares outstanding     20,008,718      20,001,139
Diluted common shares outstanding                    20,008,718      36,478,600

See notes to consolidated financial statements.

                                       F3

                               GENERAL DEVICES INC

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JANUARY 1, 2006 TO MARCH 31, 2006

                                               Preferred Stock           Common Stock        Additional
                                           -----------------------  -----------------------    Paid-in    Accumulated
                                             Shares      Amount       Shares       Amount      Capital      Deficit       Total
                                           ----------  -----------  ----------  -----------  -----------  -----------  -----------

Balance January 1, 2006 (restated)          6,263,702  $       626  20,001,139  $     2,000  $ 3,300,000  $(3,419,431) $  (116,805)

  Issuance of Series B preferred stock     15,780,160        1,578                             5,009,392                 5,010,970
  Costs of issuance                                                                             (498,827)                 (498,827)
  Stock issued on note conversion                                      341,050           34       99,966                   100,000
  Stock issued on note conversion                                      341,050           34       99,966                   100,000
  Cost of Acquiring Shell                                                                       (600,000)                 (600,000)
  Warrants and options issued for services                                                        70,056                    70,056
  Preferred stock dividend                                                                                    (89,232)     (89,232)
  Net loss for the period                          --           --          --           --           --     (918,766)    (918,766)
                                           ----------  -----------  ----------  -----------  -----------  -----------  -----------
Balance March 31, 2006                     22,043,862  $     2,204  20,683,239  $     2,068  $ 7,480,553  $(4,427,429) $ 3,057,396
                                           ==========  ===========  ==========  ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

                                       F4

                               GENERAL DEVICES INC

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Quarter Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2006           2005
                                                                          -----------    -----------

Cash flows from operating activities:
     Net loss                                                             $  (918,766)   $   150,538
     Adjustments to reconcile net loss to
       net cash used in operations:
     Stock issued for services and interest                                                       --
     Warrants and options issued for services                                  70,056             --
     Depreciation expense                                                       7,700          1,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (68,811)        12,387
         Loans receivable                                                        (400)       (26,101)
         Costs in excess of billings                                          (74,049)       (87,641)
         Prepaid interest                                                      (5,470)            --
         Inventory                                                           (462,639)       (66,715)
         Accounts payable and accrued liabilities                             543,160          9,026
         Deferred revenue                                                      21,068             --
         Customer advances                                                         --        (30,362)
                                                                          -----------    -----------
Net cash provided/(used) in operating activities                             (888,151)       (37,868)

Cash flows from investing activities:
     Purchase of fixed assets                                                 (62,841)            --
                                                                          -----------    -----------
Net cash used by investing activities                                         (62,841)            --

Cash flows from financing activities:
     Acquisition of shell company                                            (600,000)            --
     Proceeds from notes payable                                                   --         49,407
     Repayments of notes payable                                              (52,289)            --
     Repayments of notes payable to related parties                           (50,000)            --
     Proceeds from issuance of preferred stock                              5,010,970             --
     Costs of issuance of preferred stock                                    (498,827)            --
                                                                          -----------    -----------
Net cash provided by financing activities                                   3,809,854         49,407
                                                                          -----------    -----------

Decrease in cash and cash equivalents                                       2,858,862         11,539

Cash and cash equivalents, beginning of period                                407,058         11,958
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 3,265,920    $    23,497
                                                                          ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest                                               $     7,161    $     6,202
                                                                          ===========    ===========
     Cash paid for income taxes                                           $        --    $       250
                                                                          ===========    ===========
Supplemental disclosures of noncash investing and financing activities:
     Conversion of note to stock                                          $   200,000    $        --
                                                                          ===========    ===========

See notes to consolidated financial statements.

                                       F5

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheets of General Devices Inc. and subsidiaries ("GDI", the "Company) as of March 31, 2006 and December 31, 2005,
the condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, the condensed consolidated statement of stockholders' equity (deficit) for the three month period ended March 31, 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit.
In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives retroactive effect to the Company's reverse merger with Aduromed Corporation
("Aduromed") on January 23, 2006. As a result, Aduromed became a wholly owned subsidiary of GDI. The transaction is accounted for as a recapitalization of
Aduromed, commonly referred to as a reverse merger with Aduromed being the accounting acquirer. Consequently, the financial statements prior to January 23,
2006 are essentially the financial statements of Aduromed with the adopted capital structure of GDI.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the
Company's annual report on Form 10-KSB for the fiscal year ended December 31,
2005.

2.    BUSINESS DESCRIPTION - ORGANIZATION

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

                                       F6

2.    BUSINESS DESCRIPTION - ORGANIZATION (Continued)

On January 23, 2006, a Merger between Aduromed Corporation ("Aduromed") and
General Devices Inc ("GDI", the "Company") was effected. Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value
$0.01 per share) became entitled to 1.795 shares of GDI's Common Stock, and each holder Aduromed's series A preferred stock (par value $0.01 per shares) became entitled to 1.795 shares of the Series A Preferred Stock. In addition, warrants previously issued to the Preferred Holders entitling them to purchase a total of
3,489,527 shares of common stock at $0.68 per share were converted into Company warrants ("Series A Investor Warrants") to purchase 6,263,700.97 shares of its
Common Stock at $0.37883 per share.

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

      The net earnings (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options were not included in the calculation for net loss per common share because it would be antidilutive.

                                       F7

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER COMMON SHARE (Continued)

      The numerator and denominator used in the basic and diluted earnings
(loss) per share of common stock computations are presented in the following table:

                                                               2006            2005
                                                           -------------   ------------

NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
   Net profit (loss) per statement of operations           $    (918,766)  $    150,538
   Dividend payable to preferred stockholders                    (89,232)            --
                                                           -------------   ------------
      Net profit (loss) to common stockholders             $  (1,007,998)  $    150,538
                                                           =============   ============

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
   Weighted average shares of common stock outstanding        20,008,718     20,001,139
   Excercisable options                                                       4,616,142
   Exercisable warrants                                                      11,861,319
                                                                           ------------
      Denominator used in diluted EPS calculation                            36,478,600
                                                                           ============

Basic EPS (LPS)                                            $       (0.05)  $       0.01
                                                           -------------   ------------
Diluted EPS (LPS)                                          $       (0.05)  $       0.00
                                                           -------------   ------------

USE OF ESTIMATES

      The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

                                       F8

      3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      DEPENDENCE ON PRINCIPAL CUSTOMER

      One principal customer, Aramark is projected to represent up to 60% of our revenues for the year 2006. In the quarter ended March 31, 2006, there were no contract revenues from Aramark. In 2005, this one customer accounted for approximately 40% of our revenues. The loss of our principal customer whose contract may be terminated by either party on 30 days' notice would have a significant adverse impact on our business.

      ACCOUNTS RECEIVABLE

      The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $16,100 as of March 31, 2006 and December 31, 2005.

      PROPERTY, PLANT AND EQUIPMENT

      The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property currently held has a useful life of 3 to 5 years. The following table summarizes these assets as of March 31, 2006 and December 31, 2005:

                                          2006          2005
                                       ----------    ----------
          Vehicles                         41,338        41,338
          Office Furniture                 19,448        19,448
          Computers and Accessories        95,796        32,955
          Construction in Progess          10,000            --
                                       ----------    ----------
                                          156,582        93,741
          Accumulated Depreciation         22,034        14,334
                                       ----------    ----------
                                          134,548        79,407
                                       ==========    ==========

      INVENTORY

      The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $508,680 and $46,041 as of March 31, 2006 and December 31, 2005
respectively.

BUSINESS COMBINATION

On January 23, 2006, Aduromed became the wholly owned subsidiary of GDI following the Merger and is GDI's sole operating unit.

                                       F9

      3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      REVENUE RECOGNITION

      The Company recognizes revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company typically bills 25%
of the contract at signing, 50% upon delivery and installation of all components, and the final 25% upon acceptance of completion by the customer.

      Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

      The Company provides a one year warranty on the systems it installs. The
Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.
Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At March 31, 2006 and
December 31, 2005 the Company had $54,734 and $33,671 in deferred revenue from maintenance agreements.

      Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

LOANS RECEIVABLE

The Company has advanced money to employees. These loans have no set repayment schedule. The loans receivable totaled $52,247 and $51,847 as of March 31, 2006 and December 31, 2005, respectively.

                                       F10

      3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSTRUCTION CONTRACTS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were two outstanding contracts at March 31, 2006 and one outstanding contract at December 31, 2005. The following table summarizes these outstanding contracts:

           Contract     Revenue        Amounts         Revenues in        Billings in excess
            Amount     Recognized      Billed       excess of Billings        of Revenues
           ---------   ----------      -------      ------------------    ------------------

 2006 Outstanding Contract
             500,000     240,716       166,667                  74,049                    --
           1,327,930     488,450       331,983                 156,467                    --
                                                    ------------------    ------------------
                                                               230,516                    --
                                                    ==================    ==================
 2005 Outstanding Contracts
           1,327,930     488,450       331,983                 156,467                    --
                                                    ------------------    ------------------
                                                               156,467                    --
                                                    ==================    ==================

NOTES PAYABLE - SHORT-TERM

The Company had notes payable to two individuals totaling $200,000. The notes bore interest at 1% per month and were convertible into 682,100 shares of the
Company's common stock. The note holders exercised their conversion options on
January 31, 2006.

In connection with the acquisition of the interest in Automated Process, LLC, the 3% of sales that are due to Bucci and Augustin on a quarterly basis through
2005 have been converted to notes payable. These notes bear no interest and have no maturity date. These notes payable were $129,300 on March 31, 2006 and
December 31, 2005. The company intends to pay these notes in 2006.

NOTES PAYABLE - LONG-TERM

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank's prime interest rate adjusted quarterly (7.25% at both March 31, 2006 and December 31, 2005). On
March 31, 2006, the company repaid $50,000 on this loan and the balance is due in 2012.

The Company has a note payable on a capital lease due to a third party. The note bears interest at 11.8%, requires payments of $434 per month through September
2008 and is secured by the equipment purchased. The balance of the note at March
31, 2006 and December 31, 2005 was $11,218 and $12,168, respectively.

                                       F11

      3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTES PAYABLE - LONG-TERM

The Company has a note payable on a vehicle purchase due to a third party. The note bears interest at 5.85%, requires payments of $591 per month through
November 2010 and is secured by the purchased vehicle. The balance on the note at March 31, 2006 and December 31, 2005 was $28,919 and $30,257, respectively.

NOTES PAYABLE TO RELATED PARTIES

There is an outstanding note payable to a shareholder. The note bears a 12%
interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. The following summarizes the balances due on March 31, 2006 and December 31, 2005:

                                          2006            2005
                                       ----------      ----------
    Principal                              97,500          97,500
    Accrued Interest                       70,347          70,347
                                       ----------      ----------
    Balance as of December 31             167,847         167,847
                                       ==========      ==========

      On March 31, 2006, the Company repaid the outstanding note payable of
$50,000 to S&C Kristoff. Norman Kristoff, a former director of the Company, is the son of S&C Kristoff. The note bears a 12% interest rate and matured on
December 24, 2003. The parties entered a verbal agreement to extend the maturity date on this note indefinitely. Interest has been paid on a monthly basis.

                                       F12

4.    LEASE COMMITMENTS

The Company conducts its operations from facilities that are leased under a month-to-month agreement. The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 42 months. The annual non-cancelable operating lease payments on equipment and vehicles are as follows:

                      2006           $   22,172
                      2007               17,640
                      2008               15,600
                      2009                3,213
                      2010                   --
                Thereafter                   --
                                     ----------
                                     $   58,625
                                     ==========

The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent is expected to commence on May 1,
2006 and will initially be at a cost of $8,151 per month plus taxes and certain other fees. The straight line monthly expense in accordance with SFAS 13 is
$9,045. The lease is for a ten year term with two subsequently renewable five year terms. The annual non-cancelable lease payments subject to this lease are:

                      2006           $   65,208
                      2007               97,812
                      2008               99,788
                      2009              102,752
                      2010              105,716
                Thereafter              614,141
                                     ----------
                                     $1,085,417
                                     ==========

5.    PREFERRED STOCK

On January 23, 2006, pursuant to the Merger Agreement, the former holders of
3,489,527 shares of Aduromed's series A preferred stock of (par value $0.01 per share)became holders of all 6,263,702 shares of the Company's designated Series
A Preferred Stock (par value $0.0001)plus warrants to purchase 6,263,702 shares of the Company's common stock.

Concurrent with the Merger, the Company sold 15,780,160 shares of the Company's newly-designated Series B Preferred Stock (par value $0.0001), plus Series B
Preferred Warrants to purchase an aggregate of 15,780,160 shares of the
Company's common stock for $5,010,970.

Both series of preferred stock require the payment of dividends at 6% per annum.

The company has given retroactive effect to these transactions back to January
1, 2005.

6.    COMMON STOCK

On January 23, 2006, pursuant to the Merger Agreement the former holders of
Aduromed's 10,965,600 outstanding shares of common stock (par value $0.01 per share) became the holders of 19,683,254 shares of common stock (par value
$0.0001) of the 20,683,239 outstanding shares of the Company's common stock.

We have given retroactive effect back to January 1, 2005 to this transaction.

                                       F13

On January 31, 2006, 682,100 shares of common stock were issued to two convertible note holders who converted the full value of their notes at $0.29 per share for a value of $200,000.

7.    STOCK OPTIONS AND WARRANTS

The Company has issued detachable warrants along with convertible notes throughout 2005 to obtain bridge financing. The estimated value of the warrants has been added to paid-in-capital and amortized to interest expense over the lives of the loans.

The Company has adopted SFAS 123(R) for the accounting of employee stock options issued during 2005. Therefore, the estimated value of the options issued is amortized to compensation expense over their requisite service periods.

Stock option and warrant transactions are summarized as of March 31, 2006 and
December 31, 2005 as follows:

                                        Stock Options                Warrants
                                      2006         2005          2006         2005
                                   ----------   ----------    ----------   ----------

Outstanding - beginning of year    10,388,024    5,393,975    11,861,319    4,161,618
Granted                                    --    5,721,024    17,984,546    8,956,201
Exercised                                  --           --            --           --
Forfeited                                  --      726,975            --    1,256,500
                                   ----------   ----------    ----------   ----------
Outstanding - end of period        10,388,024   10,388,024    29,845,865   11,861,319
                                   ==========   ==========    ==========   ==========
Shares exercisable - period         4,616,142    4,616,142    29,845,865   11,861,319
                                   ==========   ==========    ==========   ==========

The following table provides certain information with respect to the above-referenced stock options and warrants outstanding at March 31, 2006:

                  Number          Exercise           Average          Average
                Outstanding      Price Range     Exercise Price    Life in Years
                -----------     -------------    --------------    -------------
Options         10,388,024      $0.05 - $0.28         $0.10             7.0
Warrants        29,845,865      $0.05 - $0.56         $0.39             5.0

                                       F14

7.    STOCK OPTIONS AND WARRANTS (Continued)

The following table provides certain information with respect to the above-referenced stock options and warrants exercisable at March 31, 2006:

                  Number         Exercise           Average          Average
                Exercisable     Price Range     Exercise Price    Life in Years
                -----------    -------------    --------------    -------------
Options          4,616,142     $0.05 - $0.13         $0.08             5.3
Warrants        29,845,865     $0.05 - $0.56         $0.39             5.0

The estimated fair values at date of grant were $.15 to $.42 for the options granted above, using the Black-Scholes option valuation model with the following assumptions:

         Expected life in years             3 - 10
         Interest rate                    4.75% - 6%
         Volatility                       0.01% - 5%
         Dividend yield                       0%

                                       F15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

      The Company is including the following cautionary statement in this
Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995
(Section 23E of Securities Exchange Act of 1934, as amended) for any forward-looking statements made by, or on behalf of, the Company, including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company's Form 10-KSB for its fiscal year ended December 31, 2005, filed April 21, 2006, and its Form SB-2/A, filed May
12, 2006, with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO QUARTER ENDED MARCH 31, 2005

Net Revenue

      Total revenue for the quarter ended March 31, 2006 was $340,726 compared with $680,203 for the same period in 2005, a decrease of $339,477, or 50.0%. Of the revenue decrease, $283,685 was attributable to a reduction of revenues derived from sales of our MedClean system and a $55,792 decrease for the services operations including the sale of consumables, component parts and service contracts. Contract backlog as of March 31, 2006 was $1,098,764.

      Revenue from our MedClean product for the quarter ended March 31, 2006 was
$242,114 and $525,799 for 2005, a decrease of $283,685, or 54.0%. The decrease in revenue was attributable to reduced activities in the period compared to the same period last fiscal year.

      As a result of our master agreement with Aramark and the increased quoting activities with independent hospitals being generated by our recently increased sales staff, we estimate that revenues will increase throughout the remainder of
2006.

      Revenue from services for the quarter ended March 31, 2006 decreased by
$55,792 or 36.1% to $98, 612 from $154,404 in the same period of 2005. The reason for the decrease in revenues was attributable to reduced activities in the period compared to the same period last fiscal year.

      Orders for the MedClean system are contracted by purchase order ("PO") and are billed in 3 increments. Typically, we bill our customers for 25% of the contact value at signing, 50% when the equipment is shipped to the customer and
25% upon installation and acceptance of the equipment by the customer.
Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit (Loss)

      The gross loss for the quarter ended March 31, 2006 was $(2,335) compared with a gross profit of $453,269 (66.7% of total revenue) for the same period in
2005, a decrease of $455,604. The decrease was due to a reduction of systems being worked on in the current quarter as compared to the same quarter last year and the inclusion of costs incurred but not billed in order to maintain customer satisfaction and to incur costs in advance of anticipated contracts. We anticipate an improvement in gross profit throughout 2006 as more contracts are awarded.

      The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

      Total operating expenses for the quarter ended March 31, 2006 was $904,799 compared with $296,279 for the same period in 2005, an increase of $608,520. The increase in operating expenses for the quarter ended March 31, 2006 was primarily a result of increasing the Company's support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company as a result of the reverse merger in January 2006. The increases included salaries and wages for additional personnel of $331,753, depreciation on increased capital spending of
$6,600, marketing and regulatory consulting costs of $22,737, travel and entertainment of $68,287 health and business insurances of $59,640, investor relations, audit and legal expenses of $87,387 and the amortization of options of $69,913. These increases were partially offset by a reduction of other recurring expenses of $37,797 net. We anticipate this level of expenses to continue throughout the year.

Interest (Income) Expense

      Interest income for the quarter ended March 31, 2006 was $20,062 compared with no interest income for the same period in 2005. During the quarter, the
Company invested its excess cash in a money market account. As of March 31, 2006 the interest rate was 3.43%. For the same period last year, the Company had no investments.

      Interest expense for the quarter ended March 31, 2006 was $31,694 compared with $6,452 for the same period in 2005, an increase of $25,242. The increase was related to the non-cash financing costs of associated with the amortization expense for warrants issued as part of two bridge loan agreements which were converted to common stock in January 2006.

Net Profit (loss)

      Net loss for the quarter ended March 31, 2006 was $(918,766) and the net profit for the quarter ended March 31, 2005 was $150,538.

Net Loss Attributable to Common Stockholders

      Net loss attributable to common stockholders for the quarter ended March
31, 2006 was $(1,007,998) or $(0.05) cents per share (basic and diluted), compared to a net profit of $150,538 or $0.01 per share (basic) and $0.00 per share (diluted) for the quarter ended March 31, 2005.

      During the quarter, the Company accrued $89,232 in dividends with an interest rate of 8% through January 22, 2006 on $ $1,989,030, the value received for the series A preferred stock and an interest rate of 6% on $7,000,000 thereafter, the total value received for both series A and B preferred stock.

FINANCIAL CONDITION
Liquidity and Capital Resources

      The Company's cash on hand and working capital are as follows:

                                            March 31, 2006    December 31, 2005
                                            --------------    -----------------
Cash on hand                                    $3,265,920           $  407,058
Working Capital                                 $3,140,271           $  123,500

      On January 23, 2006, Aduromed purchased controlling equity interest in
GDI, a shell company for $600,000, followed on the same date by a reverse merger transaction in which Aduromed became a wholly owned subsidiary of GDI.

      On January 23, 2006, the Company issued 15,780,160 shares of its Series B
Preferred stock and warrants covering 15,780,160 shares of its common stock for
$5,010,970 in cash less $498,827 in costs related to the issuance of the stock.

      On January 31, 2006, the Company issued 682,100 shares of common stock at the conversion price of $0.29 per share in conjunction with the issuance of 6 month convertible notes to 2 individuals. The value was amortized to interest expense over the term of the notes.

      On March 31, 2006, the Company repaid $102,289 in notes payable.

      During the first quarter of 2006, the Company purchased $62,841 in fixed assets. The Company purchased no fixed assets in the first quarter of 2005. The company anticipates purchasing approximately $200,000 in fixed assets throughout the remainder of 2006.

      Net cash used in operating activities totaled $888,151 and $37,868 for the quarters ended March 31, 2006 and 2005, respectively. During the quarter the
Company increased its inventory on hand by $462,639 to $508,680 in anticipation of increased business expected in 2006. We anticipate inventory levels to be at or above the quarter's ending balance throughout 2006.

      Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

      As of the end of the three month period ended March 31, 2006 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in
Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and
Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

      There were no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the
Securities Exchange Act of 1934) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the
Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

      The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of the Aduromed Business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Reference is made the Company's Form 8-K/A filed with the SEC on January
31, 2006 regarding the sale of unregistered securities of the Company during the first quarter of the year 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter has been submitted to security holders of the Company during the period covered by this report.

ITEM 5: OTHER INFORMATION

None

ITEM 6. EXHIBITS

NUMBER                     DESCRIPTION OF EXHIBIT
------                     ----------------------

2.1         Agreement and Plan of Merger, dated as of December 7, 2005 by and among the Registrant, GD MergerSub, Inc. and Aduromed (incorporated by reference to Registrant's Form 8-K filed January 12, 2006).

2.2         Amended and Restated Agreement and Plan of Merger, dated as of
            January 23, 2006, by and among the Registrant, GD MergerSub, Inc.,
            GD MergerSub II, Inc. and Aduromed (incorporated by reference to
            Exhibit 99.2 to Registrant's Form 8-K/A filed January 31, 2006).

2.3         Certificate of Merger of GD MergerSub II, Inc. with and into
            Aduromed, filed January 23, 2006 with Delaware Secretary of State
            (incorporated by reference to Exhibit 2.3 to Registrant's Form
            SB-2/A, filed May 12, 2006).

3.1         Certificate of Incorporation (incorporated by reference to
            Registrant's Proxy Statement on Schedule 14A filed July 14, 2000).

3.2         Amendment to Certificate of Incorporation (incorporated by reference to Registrant's Definitive Information Statement on Schedule 14C
            filed October 28, 2005).

3.3         Bylaws (incorporated by reference to Amended Agreement and Plan of
            Merger, dated as of January 23, 2006, by and among the Registrant,
            GD MergerSub, Inc. GD MergerSub II, Inc. and Aduromed filed on
            January 31, 2006 as an exhibit to Registrant's Form 8-K).

4.1         Form of Series A Warrant. (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-KSB, filed April 21, 2006).

4.2         Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-KSB, filed April 21, 2006).

4.3         Form of Warrant issued to former Aduromed Investors. (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-KSB, filed April
            21, 2006).

10.1        Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark
            Management Services Limited Partnership (confidential treatment requested).+

10.2        Agreement, dated as of April 8, 2004, between Registrant's wholly-owned subsidiary, Aduromed Corporation, and Weima America,
            Inc. (confidential treatment requested).+

10.3        Amended and Restated Stock Purchase Agreement, dated as of January
            23, 2006, by and among Halter Capital Corporation, Aduromed and the
            Registrant (incorporated by reference to Exhibit 99.1 to
            Registrant's Form 8-K/A filed January 31, 2006).

10.4        Amended and Restated Securities Purchase Agreement, dated as of
            January 23, 2006, by and among the Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.3 to Registrant's
            Form 8-K/A filed January 31, 2006).

10.5        Amended and Restated Registration Rights Agreement, dated as of
            January 23, 2006, by and among Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.4 to Registrant's
            Form 8-K/A filed January 31, 2006).

10.6        Amended and Restated Stockholders Agreement, dated as of January 23,
            2006, by and among the Registrant, Aduromed and certain stockholders of Registrant (incorporated by reference to Exhibit 99.5 to
            Registrant's Form 8-K/A filed January 31, 2006).

16.1        Letter on change of certifying accountant, dated February 9, 2006, from Amper, Politziner & Mattia, P.C. to the Securities and Exchange
            Commission (incorporated by reference to Exhibit 16.1 to
            Registrant's form 8-K filed February 9, 2006).

31.1*       Certification by the Principal Executive Officer of Registrant
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule
            13a-14(a) or Rule 15d-14(a)).

31.2*       Certification by the Principal Financial Officer of Registrant
            pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule
            13a-14(a) or Rule 15d-14(a)).

32.1*       Certification by the Chief Executive Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

32.2*       Certification by the Chief Financial Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

+ Filed herein.
* Confidential treatment requested.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Registrant

                              GENERAL DEVICES, INC.

Date: May 25, 2006                                   Date: May 25, 2006
By: /s/ Damien R. Tanaka                             By: /s/ Kevin T. Dunphy
    --------------------                                 ---------------------
Damien R. Tanaka,                                    Kevin T. Dunphy
Chairman of the Board, President                     Treasurer and
and Chief Executive Officer                          and Chief Financial Officer
(Principal Executive Officer)                        (Principal Financial and
                                                     Accounting Officer)

