Form 10KSB/A
period 2005-12-31
GENERAL DEVICES INC
filed 2006-06-29
CIK 40528

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

MARK ONE:

      [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2005

      [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

          For the transition period from  ________________ to ________________ .

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

                  3 Trowbridge Drive, Bethel, Connecticut 06801
      (Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code (203) 798 1080

Yes  [X]  No  [ ]

The purpose of this Form 10-KSB/A amendment to issuer's annual report for the year 2005, filed April 21, 2006 on Form 10-KSB, is to amend the Exhibit Index and to include the Exhibits 10.1 and 10.2 (in redacted form) that had been omitted:

Item 13 - EXHIBITS

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

4.1       Form of Series A Warrant. **

4.2       Form of Series B Warrant. **

4.3       Form of Aduromed Warrant. **

4.4       Certificate of Designations of Series A Preferred Stock. **

4.5       Certificate of Designations of Series B Preferred Stock. **

10.1      Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services
Limited Partnership(confidential treatment requested).+

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

__________________________

**    Filed with issuer's Form 10-KSB on April 21, 2006.

+     Certain confidential portions of this Exhibit were omitted from the text as indicated by "++" (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's
Application for Confidential Treatment under Rule 24b-2 under the Securities
Exchange Act of 1934.