Form 10KSB/A
period 2005-12-31
GENERAL DEVICES INC
filed 2006-06-30
CIK 40528

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

                                    GENERAL DEVICES, INC.

Dated:  June 29, 2006               By: /s/ Damien R. Tanaka
                                        --------------------------------
                                        Damien R. Tanaka
                                        Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated June 29, 2006:                    /s/ Damien R. Tanaka
                                        ----------------------------
                                        Damien R. Tanaka
                                        Chairman, CEO and Director
                                        (Principal Executive Officer)

Dated June 29, 2006:                    /s/ Kevin T. Dunphy
                                        -----------------------------
                                        Kevin T. Dunphy
                                        Treasurer, CFO and Director
                                        (Principal Financial Officer)

Dated: June 29, 2006                    /s/ Jay S. Bendis
                                        -----------------------------
                                        Jay S. Bendis
                                        Director

Dated: June 29, 2006                    /s/ Elan Gandsman
                                        ------------------------------
                                        Elan Gandsman
                                        Director