Form 10QSB
period 2006-06-30
GENERAL DEVICES INC
filed 2006-08-14
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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


                               3 Trowbridge Drive
                            Bethel, Connecticut 06801
                            -------------------------
                    (Address of Principal Executive offices)

                                 (203) 798-1080
                                 --------------
                           (Issuer's Telephone Number)

                              153 Greenwood Avenue
                            Bethel, Connecticut 06801
                            -------------------------
                                (Former address)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No

 Indicate by check mark whether the registrant is a shell company (as defined in
                Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 20,683,257 shares common stock (par value $0.0001 per share) outstanding as of August 11, 2006.




   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                                TABLE OF CONTENTS


                          PART I--FINANCIAL INFORMATION

                                                                            Page
Item 1: Financial Statements                                                 F1

Item 2: Management's Discussion and Analysis or Plan of Operation             3

Item 3: Controls and Procedures                                               7


                           PART II--OTHER INFORMATION

Item 1: Legal Proceedings                                                     8

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds           8

Item 3: Defaults Upon Senior Securities                                       8

Item 4: Submission of Matters to a Vote of Security Holders                   8

Item 5: Other Information                                                     8

Item 6: Exhibits                                                              8

Signatures                                                                    9

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE


UNAUDITED CONSOLIDATED BALANCE SHEET                                         F2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 2006                                             F3


UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 2006                                               F4

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)          F5

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS                              F6

NOTES TO CONSOLDIATED FINANCIAL STATEMENTS                                   F7


















                                       F1

                              GENERAL DEVICES, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                               Unaudited      Restated
                                                              -----------    -----------
                                                               30-Jun-06      31-Dec-05
                                                              -----------    -----------
                                     ASSETS
Current assets
  Cash                                                        $ 2,540,079    $   407,058
  Accounts receivable (net of $16,100 allowance)                  373,052         82,949
  Revenue in excess of billings                                   363,058        156,467
  Prepaid expenses                                                 20,000         24,531
  Inventory                                                       233,315         46,041
                                                              -----------    -----------
Total current assets                                            3,529,504        717,046

Property, plant and equipment                                     409,030         79,407

Long term advances and deposits                                    66,807         82,960
                                                              -----------    -----------

Total assets                                                  $ 4,005,341    $   879,413
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                            $   543,977    $   224,957
  Deferred revenue                                                 28,535         33,671
  Convertible notes payable - short term                             --          200,000
  Accrued liabilities                                             437,381         48,017
  Billings in excess of Revenue                                   482,586           --
  Current portion of long-term debt and Notes payable             138,748        138,748
                                                              -----------    -----------
Total current liabilities                                       1,631,227        645,393

Other liabilities
  Notes payable, less current portion                              78,352        132,978
  Notes payable to related parties                                173,697        217,847
                                                              -----------    -----------
Total other liabilities                                           252,049        350,825
                                                              -----------    -----------

Total liabilities                                               1,883,276        996,218

Stockholders' equity (deficit)
  Preferred stock: $.0001 par value; 40,000,000 shares
  authorized; 22,043,862 and 6,263,702 shares
  issued and outstanding                                            2,204            626
  Common stock: $.0001 par value; 100,000,000 shares
  authorized; 20,683,257 and 19,001,152 shares
  issued and outstanding                                            2,068          1,900
  Additional paid-in capital                                    7,514,343      3,300,100
  Accumulated deficit                                          (5,396,550)    (3,419,431)
                                                              -----------    -----------
Total stockholders' equity (deficit)                            2,122,065       (116,805)
                                                              -----------    -----------

Total liabilities and stockholders' equity (deficit)          $ 4,005,341    $   879,413
                                                              ===========    ===========



See notes to consolidated financial statements.


                                       F2

                              GENERAL DEVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        Three months ended
                                                             June 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Revenues
  Contract revenues earned                         $  1,205,142    $     99,939
  Sales and service revenues                            125,143           8,887
                                                   ------------    ------------
Total revenues                                        1,330,285         108,826

Cost of sales                                         1,072,532         399,826
                                                   ------------    ------------

Gross profit (loss)                                     257,753        (291,000)

Operating expenses
  Salaries and wages                                    417,770          68,533
  General and administrative expenses                   704,076         329,908
  Depreciation expense                                   16,000           1,000
                                                   ------------    ------------
Total operating expenses                              1,137,846         399,441
                                                   ------------    ------------

Loss from operations                                   (880,093)       (690,441)

Interest income and expense
  Interest income                                        23,504               6
  Interest (expense)                                     (7,532)        (17,385)
                                                   ------------    ------------
Total other income and expenses                          15,972         (17,379)
                                                   ------------    ------------

Net loss before income taxes                           (864,121)       (707,820)

Provision for income tax benefit                           --              (250)
                                                   ------------    ------------

Net loss                                           $   (864,121)   $   (708,070)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.05)   $      (0.04)

Weighted average common shares outstanding           20,942,857      19,001,152





See notes to consolidated financial statements.

                                       F3

                              GENERAL DEVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Six months ended
                                                              June 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Revenues
  Contract revenues earned                         $  1,447,256    $    625,738
  Sales and service revenues                            223,755         163,291
                                                   ------------    ------------
Total revenues                                        1,671,011         789,029

Cost of sales                                         1,415,593         626,760
                                                   ------------    ------------

Gross profit                                            255,418         162,269

Operating expenses
  Salaries and wages                                    803,422         122,432
  General and administrative expenses                 1,215,523         571,288
  Depreciation expense                                   23,700           2,000
                                                   ------------    ------------
Total operating expenses                              2,042,645         695,720
                                                   ------------    ------------

Loss from operations                                 (1,787,227)       (533,451)

Interest income and expense
  Interest income                                        43,566               6
  Interest (expense)                                    (39,226)        (23,837)
                                                   ------------    ------------
Total other income and expenses                           4,340         (23,831)
                                                   ------------    ------------

Net loss before income taxes                         (1,782,887)       (557,282)

Provision for income tax benefit                           --              (250)
                                                   ------------    ------------

Net loss                                           $ (1,782,887)   $   (557,532)
                                                   ============    ============

Basic and diluted loss per common share            $      (0.09)   $      (0.03)

Weighted average common shares outstanding           20,844,543      19,001,152





See notes to consolidated financial statements.

                                       F4

                              GENERAL DEVICES, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JANUARY 1, 2006 TO JUNE 30, 2006



                                                            Preferred Stock               Common Stock
                                                      --------------------------    --------------------------
                                                        Shares          Amount        Shares          Amount
                                                      -----------    -----------    -----------    -----------
Balance January 1, 2006 (restated)                      6,263,702    $       626     19,001,152    $     1,900

  Issuance of Series B preferred stock                 15,780,160          1,578
  Costs of issuance
  Stock issued on note conversion                                                       341,050             34
  Stock issued on note conversion                                                       341,050             34
Stock issued for purchase of GDI & recapitalization                                     999,925            100
  Warrants and options issued for services
  Preferred stock dividend
  Net loss for the period                                    --             --             --             --
                                                      -----------    -----------    -----------    -----------
Balance June 30, 2006                                  22,043,862    $     2,204     20,683,177    $     2,068
                                                      ===========    ===========    ===========    ===========



                                                       Additional
                                                        Paid-in      Accumulated
                                                        Capital        Deficit         Total
                                                      -----------    -----------    -----------

Balance January 1, 2006 (restated)                    $ 3,300,100    $(3,419,431)   $  (116,805)

  Issuance of Series B preferred stock                  5,009,392                     5,010,970
  Costs of issuance                                      (498,827)                     (498,827)
  Stock issued on note conversion                          99,966                       100,000
  Stock issued on note conversion                          99,966                       100,000
Stock issued for purchase of GDI & recapitalization      (600,100)                     (600,000)
  Warrants and options issued for services                103,846                       103,846
  Preferred stock dividend                                              (194,232)      (194,232)
  Net loss for the period                                    --       (1,782,887)    (1,782,887)
                                                      -----------    -----------    -----------
Balance June 30, 2006                                 $ 7,514,343    $(5,396,550)   $ 2,122,065
                                                      ===========    ===========    ===========





See notes to consolidated financial statements.

                                       F5


                              GENERAL DEVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
  Net loss                                                                $(1,782,887)   $  (557,532)
  Adjustments to reconcile net loss to
    net cash used in operations:
  Stock issued for services and interest                                         --             --
  Warrants and options issued for services                                    103,846         32,562
  Depreciation expense                                                         23,700          2,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                      (290,103)       187,173
    Loans receivable                                                            3,029        (27,677)
    Revenue and Costs in excess of billings                                  (206,591)          --
    Prepaid expenses                                                            4,531        (41,300)
    Inventory                                                                (187,274)        12,683
    Security deposits                                                          13,124
    Accounts payable and accrued liabilities                                  514,152         28,958
    Deferred revenue                                                           (5,136)          --
    Billings in excess of Revenue and costs                                   482,586           --
    Customer advances                                                            --           42,574
                                                                          -----------    -----------
Net cash used in operating activities                                      (1,327,023)      (320,559)

Cash flows from investing activities:
  Purchase of fixed assets                                                   (353,323)        (5,676)
                                                                          -----------    -----------
Net cash used by investing activities                                        (353,323)        (5,676)

Cash flows from financing activities:
  Acquisition of shell company                                               (600,000)          --
  Proceeds from notes payable                                                    --          350,000
  Repayments of notes payable                                                 (54,626)        51,952
  Repayments of notes payable to related parties                              (44,150)          --
  Proceeds from issuance of preferred stock                                 5,010,970           --
  Costs of issuance of preferred stock                                       (498,827)          --
                                                                          -----------    -----------

Net cash provided by financing activities                                   3,813,367        401,952
                                                                          -----------    -----------

Increase in cash and cash equivalents                                       2,133,021         75,717

Cash and cash equivalents, beginning of period                                407,058         11,958
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 2,540,079    $    87,675
                                                                          ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                  $     7,343    $    23,837
                                                                          ===========    ===========
  Cash paid for income taxes                                              $      --      $       250
                                                                          ===========    ===========
Supplemental disclosures of noncash investing and financing activities:
  Conversion of note to stock                                             $   200,000    $      --
                                                                          ===========    ===========





See notes to consolidated financial statements.

                                       F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
-------------------------------------------

1.       BASIS OF PRESENTATION

The condensed consolidated balance sheets of General Devices Inc. and subsidiaries ("GDI", the "Company) as of June 30, 2006 and December 31, 2005, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, the condensed consolidated statement of stockholders' equity (deficit) for the six month period ended June 30, 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives effect to the Company's reverse merger with Aduromed Corporation ("Aduromed") on January 23, 2006 (the "Merger"). As a result, Aduromed became a wholly owned subsidiary of GDI. The transaction is accounted for as a recapitalization of Aduromed, commonly referred to as a reverse merger with Aduromed being the accounting acquirer. Consequently, the financial statements prior to January 23, 2006 are essentially the financial statements of Aduromed with the adopted capital structure of GDI.

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






                                       F7

Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of GDI's Common Stock, and each holder Aduromed's series A preferred stock (par value $0.01 per shares) became entitled to 1.795 shares of GDI's of Series A Preferred Stock. In addition, warrants previously issued to certain Aduromed Preferred Holders entitling them to purchase a total of 3,489,527 shares of Aduromed's common stock at $0.68 per share were converted into GDI warrants ("Series A Investor Warrants") to purchase 6,263,700.97 shares of GDI Common Stock at $0.37883 per share.

Pursuant to the Merger, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by GDI to purchase GDI shares of Common Stock at a conversion rate of 1.795 shares of GDI Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795. The modifications of these options did not result in any additional stock compensation expense under FAS 123 (R).

Under the terms of the Merger, GDI agreed to assume the obligations of Aduromed under the securities purchase agreement, dated as of September 30, 2005, between the Aduromed Preferred Holders and Aduromed as amended by the Amended and Restated Securities Purchase Agreement dated as of January 23, 2006; and, pursuant thereto, on January 23, 2006 the Company issued 15,780,160 shares of GDI Series B Preferred Stock and 15,780,160 warrants ("Series B Investor Warrants"), each to purchase 15,780,160 shares of GDI Common Stock at $0.31754 and $0.37883 per share, respectively, to the Aduromed Preferred Holders in consideration for their investing an additional $5,010,970.04 in GDI. (The Series A Investor Warrants and the Series B Investor Warrants are hereinafter referred to collectively, as the "Investor Warrants".)


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









                                       F8

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER COMMON SHARE (Continued)

         The numerator and  denominator  used in the basic and diluted  earnings
(loss) per share of common stock computations are presented in the following table:


                                                              Six months ended
                                                        --------------------------
                                                            2006           2005
                                                        -----------    -----------
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations                    $(1,782,887)   $  (557,532)
Dividend payable to preferred stockholders                 (194,232)          --
                                                        -----------    -----------
Net loss to common stockholders                         $(1,977,119)   $  (557,532)
                                                        ===========    ===========

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
  Weighted average shares of common stock outstanding    20,844,543     19,001,152

Basic and diluted EPS (LPS)                             $     (0.09)   $     (0.03)
                                                        -----------    -----------


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







                                       F9

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         DEPENDENCE ON PRINCIPAL CUSTOMER

         One principal customer, Aramark is projected to represent up to 60% of our revenues for the year 2006. For the six months ended June 30, 2006, we recognized approximately $875,000 or 52% of total revenue in revenue from Aramark. In 2005, this one customer accounted for approximately 40% of our revenues. The loss of our principal customer whose contract may be terminated by either party on 30 days' notice would have a significant adverse impact on our business.

         ACCOUNTS RECEIVABLE

         The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $16,100 as of June 30, 2006 and December 31, 2005.

         PROPERTY, PLANT AND EQUIPMENT

         The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property currently held has a useful life of 3 to 10 years. The following table summarizes these assets as of June 30, 2006 and December 31, 2005:

                                                June 30,     December 31,
                                                  2006           2005
                                              ------------   ------------

            Vehicles                                41,338         41,338
            Office Furniture                       128,536         19,448
            Computers and Accessories              102,410         32,955
            Leasehold Improvements                 117,997           --
            Construction in Progess                 56,783           --
                                              ------------   ------------
                                                   447,064         93,741
            Accumulated Depreciation                38,034         14,334
                                              ------------   ------------
                                                   409,030         79,407
                                              ============   ============



         INVENTORY

         The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $233,315 and $46,041 as of June 30, 2006 and December 31, 2005 respectively and is stated at the lower of cost or market.


BUSINESS COMBINATION

On January 23, 2006, Aduromed became the wholly owned subsidiary of GDI following the Merger and is GDI's sole operating unit.



                                      F10

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

         The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At June 30, 2006 and December 31, 2005 the Company had $28,535 and $33,671 in deferred revenue from maintenance agreements.

         Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

LOANS RECEIVABLE

The Company has advanced money to employees. These loans have no set repayment schedule. The loans receivable totaled $48,818 and $51,847 as of June 30, 2006 and December 31, 2005, respectively.








                                      F11

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSTRUCTION CONTRACTS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at June 30, 2006 and one outstanding contract at December 31, 2005. The following table summarizes these outstanding contracts:



   Contract     Revenue      Amounts          Revenues in     Billings in excess
    Amount    Recognized     Billed       excess of Billings    of Revenues
    ------    ----------     ------       ------------------    -----------
Outstanding contracts at June 30, 2006
    500,000     350,801     333,333                   17,468           --
  1,327,930     586,741     331,983                  254,758           --
  1,976,894     225,917     653,967                     --          428,050
    648,223     431,631     486,167                     --           54,536
    993,544     339,218     248,386                   90,832           --
                                          ------------------    -----------
                                                     363,058        482,586
                                          ==================    ===========
Outstanding contracts at December 31, 2005
  1,327,930     488,450     331,983                  156,467           --
                                          ------------------    -----------
                                                     156,467           --
                                          ==================    ===========

NOTES PAYABLE - SHORT-TERM

The Company had notes payable to two individuals totaling $200,000. The notes bore interest at 1% per month and were convertible into 682,100 shares of the Company's common stock. The note holders exercised their conversion options on January 31, 2006.

In connection with the acquisition of an interest in Aduromed's predecessor, 3% of sales are due to two individuals on a quarterly basis through 2005. These obligations have been converted to notes payable. These notes bear no interest and have no maturity date. These notes payable were $129,300 on June 30, 2006 and December 31, 2005. The Company intends to settle these notes in 2006.

NOTES PAYABLE - LONG-TERM

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank's prime interest rate adjusted quarterly (7.25% at both June 30, 2006 and December 31, 2005). The balance of $50,000 is due in 2012.

The Company has a note payable on a capital lease due to a third party. The note bears interest at 11.8%, requires payments of $434 per month through September 2008 and is secured by the equipment purchased. The balance of the note at June 30, 2006 and December 31, 2005 was $9,916 and $12,168, respectively.





                                      F12

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NOTES PAYABLE - LONG-TERM

The Company has a note payable on a vehicle purchase due to a third party. The note bears interest at 5.85%, requires payments of $591 per month through November 2010 and is secured by the purchased vehicle. The balance on the note at June 30, 2006 and December 31, 2005 was $27,146 and $30,257, respectively.

NOTES PAYABLE TO RELATED PARTIES

There is an outstanding note payable to a shareholder. The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. The following summarizes the balances due on June 30, 2006 and December 31, 2005:

                                      June 30,    December 31,
                                       2006           2005
                                   ------------   ------------
     Principal                     $     97,500   $     97,500
     Accrued Interest                    76,197         70,347
                                   ------------   ------------
     Total                         $    173,697   $    167,847
                                   ============   ============



         On March 31, 2006, the Company repaid an outstanding note of $50,000 to the parents of a former director of the Company.













                                      F13

4. LEASE COMMITMENTS

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
                             ==========


The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent commenced on May 1, 2006 and will initially be at a cost of $8,151 per month plus taxes and certain other fees. The straight line monthly expense in accordance with SFAS 13 is $9,045. The lease is for a ten year term with two subsequently renewable five year terms. The annual non-cancelable lease payments subject to this lease are:



                      2006   $   65,208
                      2007       97,812
                      2008       99,788
                      2009      102,752
                      2010      105,716
                Thereafter      614,141
                             ----------
                             $1,085,417
                             ==========

5.       PREFERRED STOCK

On January 23, 2006, pursuant to the terms of the Merger, the former holders of 3,489,527 shares of Aduromed's series A preferred stock of (par value $0.01 per share)became holders of all 6,263,702 shares of the Company's designated Series A Preferred Stock (par value $0.0001)plus warrants to purchase 6,263,702 shares of the Company's common stock.

Concurrent with the Merger, the Company sold 15,780,160 shares of the Company's newly-designated Series B Preferred Stock (par value $0.0001), plus Series B Preferred Warrants to purchase an aggregate of 15,780,160 shares of the Company's common stock for $5,010,970.

Both series of preferred stock require the payment of dividends at 6% per annum.


6.       COMMON STOCK

On January 23, 2006, pursuant to the Merger Agreement the former holders of Aduromed's 10,965,600 outstanding shares of common stock (par value $0.01 per share) became the holders of 19,683,254 shares of common stock (par value $0.0001) of the 20,942,857 outstanding shares of the Company's common stock.






                                      F14

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

Stock option and warrant transactions are summarized as of June 30, 2006 and December 31, 2005 as follows:


                                        Stock Options                    Warrants
                                  ---------------------------   ---------------------------
                                    June 30,     December 31,     June 30,     December 31,
                                  ------------   ------------   ------------   ------------
                                      2006           2005           2006           2005
                                  ------------   ------------   ------------   ------------
Outstanding - beginning of year     10,388,024      5,393,975     11,861,319      4,161,618
Granted                                987,250      5,721,024     17,984,546      8,956,201
Exercised                                 --             --             --             --
Forfeited                                 --          726,975           --        1,256,500
                                  ------------   ------------   ------------   ------------
Outstanding - end of period         11,375,274     10,388,024     29,845,865     11,861,319
                                  ============   ============   ============   ============

Shares exercisable - period          5,453,808      4,616,142     29,845,865     11,861,319
                                  ============   ============   ============   ============


The  following  table  provides   certain   information   with  respect  to  the
above-referenced stock options and warrants outstanding at June 30, 2006:



                                                     Weighted        Weighted
                     Number          Exercise         Average        Average
                   Outstanding     Price Range    Exercise Price  Life in Years
                   -----------    -------------   --------------  -------------
Options             11,375,274    $0.05 - $0.28        $0.10           7.0
Warrants            29,845,865    $0.05 - $0.56        $0.39           5.0





                                      F15

The  following  table  provides   certain   information   with  respect  to  the
above-referenced stock options and warrants exercisable at June 30, 2006:


                    Number         Exercise         Average           Average
                 Exercisable     Price Range     Exercise Price    Life in Years
                 -----------    -------------    --------------    -------------
Options           5,453,808     $0.05 - $0.13        $0.08              5.3
Warrants         29,845,865     $0.05 - $0.56        $0.39              5.0


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

Pursuant to the Merger, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by GDI to purchase GDI shares of Common Stock at a conversion rate of 1.795 shares of GDI Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795. The modifications of these options did not result in any additional stock compensation expense under FAS 123 (R).

8.       CONTINGENCIES

GDI has an obligation to file a Registration Statement to register the following securities: the shares of Common Stock into which the Series A and Series B shares may be converted; the Series A and Series B Preferred Warrants; and the shares of common stock which would be issued by the exercise of these warrants. These securities are held by the Investor Group in consequence of the Merger on January 23, 2006. If GDI is unable to cause this Registration Statement to become effective by May 24, 2006, it is required to pay the Investor Group liquidated damages of 1-1/2% per month of the funds it received for the purchase of the Series A Preferred Stock and the Series B Preferred Stock until the Registration Statement is effective. This could cost the Company approximately $105,000 per month each month until such Registration Statement is declared effective. Through June 30, 2006, we have accrued $130,000 in liquidated damages.




                                      F16

Item 2. Management's Discussion and Analysis

Forward Looking Statements

         The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company's annual report on Form 10-KSB for its fiscal year ended December 31, 2005, filed April 21, 2006, as amended by Form 10-KSB/A, filed June 29, 2006, and Form 10-KSB/A, filed June 30, 2006, and its Form SB-2, filed March 24, 2006, as amended by amendment No. 1 thereto on Form SB-2/A, filed May 12, 2006, and as further amended by amendment No. 2 thereto on Form SB-2/A, filed August 14, 2006 with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Revenue

         Total revenue for the three months ended June 30, 2006 was $1,330,285 compared with $108,826 for the same period in 2005, an increase of $1,221,459. Contract revenue and product sales and service revenue increased by $1,105,203 and $116,256 respectively.

         Revenue from our MedClean product for the three months ended June 30, 2006 was $1,205,142 and $99,939 for the same period in 2005, an increase of $1,105,203. The increase in revenue was attributable to increased activities on contracts awarded in the period compared to the same period last fiscal year.

         Revenue from product sales and services for the three months ended June 30, 2006 increased by $116,256 to $125,143 from $8,887 in the same period of 2005. The revenue was attributable to increased orders for consumable products from hospitals that have previously purchased our MedClean system compared to the same period last fiscal year.

Gross Profit (Loss)

         The gross profit for the three months ended June 30, 2006 was $257,753 compared with a gross loss of $(291,000) for the same period in 2005, an increase of $548,753. The increase was due to an increase of systems being worked on in the current quarter as compared to the same quarter last year.


         The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.


Operating Expenses

         Total operating expenses for the three months ended June 30, 2006 were $1,137,846 compared with $399,441 for the same period in 2005, an increase of $738,405. The increase in operating expenses for the three months ended June 30, 2006 was primarily a result of increasing the Company's support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company. The increases included salaries and wages for additional personnel of $371,697, depreciation on increased capital spending of $15,000, travel and entertainment of $53,577 health and business insurances of $79,086, investor relations, audit and legal expenses of $78,181, and technology costs of $26,000. These increases were partially offset by a reduction of other recurring expenses of $15,136 net. Pursuant to the terms of the Merger, the Company accrued $130,000 in liquated damages in the quarter, as a result of being unable to register our stock by May 24, 2006 as prescribed in the agreement. Liquated damages accrue at 1 1/2% on the $7 million invested. To date we have not registered the stock.

Interest (Income) Expense

         Interest income for the quarter ended June 30, 2006 was $23,504 compared to $6 for the same period in 2005. During the quarter, the Company invested its excess cash in a money market account. As of June 30, 2006 the interest rate was 3.71%. The Company had no investments for the same period last year.

         Interest expense for the three months ended June 30, 2006 was $7,532 compared with $17,385 for the same period in 2005, a decrease of $9,853. The interest expense was related to a decrease in loans which where either repaid or converted to stock previously.

Net Profit (loss)

         Net loss for the three months ended June 30, 2006 was $(864,121) compared to a net loss for the three months ended June 30, 2005 of $(708,070).

Net Loss Attributable to Common Stockholders

         Net loss attributable to common stockholders for the three months ended June 30, 2006 was $(969,121) or $(0.05) cents per share (basic and diluted), compared to a net loss of $(708,070) or $(0.04) per share (basic and diluted) for the three months ended June 30, 2005.

         During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenue

         Total revenue for the six months ended June 30, 2006 more than doubled to $1,671,011 compared with $789,029 for the same period in 2005. Of the revenue increase, $821,518 was attributable to an increase of revenues derived from sales of our MedClean system and a $60,464 increase for the sale of consumables, component parts and service contracts. Contract backlog as of June 30, 2006 was $3,512,283.

         Revenue from our MedClean product for the six months ended June 30, 2006 was $1,447,256 and $625,738 for the same period in 2005. The revenue was attributable to increased activities on new contracts awarded in the second quarter of this year.

         As a result of our agreement with Aramark and the increased interest in our product from quoting activities with independent hospitals, we estimate that total revenue in 2006 will exceed revenues realized in 2005.

         Revenue from services for the six months ended June 30, 2006 increased by $60,464 or 37.0% to $223,755 from $163,291 in the same period of 2005. The revenue was attributable to increased orders for consumable products from hospitals that have previously purchased our MedClean system compared to the same period last fiscal year.

         Orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Typically, we bill our customers for 25% of the contact value at signing, 50% when the equipment is shipped to the customer and 25% upon installation and acceptance of the equipment by the customer. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

         The gross profit for the six months ended June 30, 2006 was $255,418 (15.3% of total revenue) compared with a gross profit of $162,269 (20.5% of total revenue) for the same period in 2005, an increase of $93,149. The increase was primarily due to an increase of systems being worked on in the second quarter as compared to the same period last year, offset by costs exceeding the prorated revenue on maintenance contracts. We anticipate an improvement in gross profit throughout 2006 as more contracts are awarded.


         The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.


Operating Expenses

         Total operating expenses for the six months ended June 30, 2006 was $2,042,645 compared with $695,720 for the same period in 2005, an increase of $1,346,925. The increase in operating expenses for the six months ended June 30, 2006 was primarily a result of increasing the Company's support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company as a result of the reverse merger in January 2006. The increases included salaries and wages for additional personnel of $740,006, depreciation on increased capital spending of $21,700, travel and entertainment of $134,464 health and business insurances of $138,726, investor relations, audit and legal expenses of $165,568. All other operating expenses increased $16,461 net. Pursuant to the terms of the Merger, the Company accrued $130,000 in liquated damages during the six months ended June 30, 2006, as a result of being unable to register our stock by May 24, 2006 as prescribed in the agreement. Liquated damages accrue at 1 1/2% on the $7 million invested. To date we have not registered the stock.

 We anticipate this level of expenses to continue throughout the year.

Interest (Income) Expense

         Interest income for the six month period ended June 30, 2006 was $43,566 compared with $6 of interest income for the same period in 2005. The Company invests its excess cash in a money market account. As of June 30, 2006 the interest rate was 3.71%.


         Interest expense for the six months ended June 30, 2006 was $39,226 compared with $23,837 for the same period in 2005, an increase of $15,389. The increase was related to the non-cash financing costs of associated with the amortization expense for warrants issued as part of multiple bridge loan agreements.

Net (loss)

         Net loss for the six months ended June 30, 2006 was $(1,782,887) compared to a net loss for the six months ended June 30, 2005 of $(557,532).

Net Loss Attributable to Common Stockholders

         Net loss attributable to common stockholders for the six months ended June 30, 2006 was $(1,977,119) or $(0.09) cents per share (basic and diluted), compared to a net loss of $(557,532) or $(0.03) cents per share (basic and diluted) for the six months ended June 30, 2005.

         During the six month period ended June 30, 2006, the Company accrued $194,232 in dividends with an interest rate of 8% through January 22, 2006 on $1,989,030, the value received for the series A preferred stock and an interest rate of 6% on $7,000,000 thereafter, the total value received for both series A and B preferred stock.

Financial Condition
Liquidity and Capital Resources

         The Company's cash on hand and working capital are as follows:

                                      June 30, 2006        December 31, 2005
                                      -------------        -----------------
Cash on hand                             $2,540,079                 $407,058
Working Capital                          $1,898,277                 $ 71,653

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

         On March 31, 2006, the Company repaid $102,289 in notes payable.

         To date, the Company  purchased  $353,323 in fixed assets.  The Company
anticipates   purchasing   approximately  $75,000  in  additional  fixed  assets
throughout the remainder of 2006.

         Net cash used in operating activities totaled $1,327,023 and $320,559 for the six months ended June 30, 2006 and 2005, respectively. During the quarter the Company increased its inventory on hand by $187,274 to $233,315 in anticipation of increased business expected in 2006. We anticipate inventory levels to be at or above the ending balance throughout 2006.

         Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months.

         GDI has an obligation to file a Registration Statement to register the following securities: the shares of Common Stock into which the Series A and Series B shares may be converted; the Series A and Series B Preferred Warrants; and the shares of Common Stock which would be issued by the exercise of these warrants. These securities are held by the Investor Group in consequence of the Merger. GDI has been unable to cause this Registration Statement to become effective by May 24, 2006, and it is therefore required to pay the Investor Group liquidated damages of 1-1/2% per month of the funds it received for the purchase of the Series A Preferred Stock and the Series B Preferred Stock until the Registration Statement is effective. The Company has accrued $130,000 through June 30, 2006 and will cost the Company approximately $105,000 per month each month until such Registration Statement is declared effective.

Item 3. Controls and Procedures

         As of the end of the three month period ended June 30, 2006 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

                           PART II--OTHER INFORMATION

Item 1: Legal Proceedings:

         The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         There  have  been  no  unregistered   sales  of  the  Company's  equity
securities during the quarter ended June 30, 2006.

Item 3. Defaults Upon Senior Securities.

         There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter has been submitted to security holders of the Company during the period covered by this report.

Item 5: Other Information

None

Item 6. Exhibits

NUMBER                     DESCRIPTION OF EXHIBIT

3.1 Registrant's Certificate of Incorporation (incorporated by reference to Proxy Statement on Schedule 14A, filed July 14,
                  2000).
3.2 Registrant's Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-KSB, filed April 21, 2006).
3.3 Registrant's Bylaws (incorporated by reference to Proxy Statement on Schedule 14A filed July 14, 2000).
4.1               Form of Series A Warrant (incorporated by reference to Exhibit
                  4.1 to Registrant's Form 10-KSB, filed April 21, 2006).
4.2               Form of Series B Warrant (incorporated by reference to Exhibit
                  4.2 to Registrant's Form 10-KSB, filed April 21, 2006).
4.3               Form of Aduromed Warrant (incorporated by reference to Exhibit
                  4.3 to Registrant's Form 10-KSB, filed April 21, 2006).
4.3 Amended and Restated Registration Rights Agreement, dated as of January 23, 2006, by and among Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.4 to Registrant's Form 8-K/A filed January 31, 2006).
4.4 Amended and Restated Stockholders Agreement, dated as of January 23, 2006, by and among the Registrant, Aduromed and certain stockholders of Registrant (incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K/A filed January 31,
                  2006).

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

* Filed herewith.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Registrant

                              GENERAL DEVICES, INC.

Date: August 14, 2006                                Date: August 14, 2006
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