Form 10QSB/A
period 2006-06-30
GENERAL DEVICES INC
filed 2006-10-18
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number 000-03125

GENERAL DEVICES, INC.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	21-0661726
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 Trowbridge Drive
Bethel, Connecticut 06801
(Address of Principal Executive offices)

(203) 798-1080
(Issuer's Telephone Number)

153 Greenwood Avenue
Bethel, Connecticut 06801
(Former address)

The purpose of this Form 10QSB/A amendment to Issuer's quarterly report for the quarter ended June 30, 2006 on Form 10QSB filed August 14, 2006 is to amend Exhibits 31.1 and 31.2 thereto as follows:

Item 6. Exhibits

NUMBER	DESCRIPTION OF EXHIBIT
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

*	Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

GENERAL DEVICES, INC.

Date: October 17, 2006	Date: October 17, 2006
By: /s/ Damien R. Tanaka	By: /s/ Kevin T. Dunphy
Damien R. Tanaka,	Kevin T. Dunphy
Chairman of the Board, President	Treasurer and
and Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)