Form 10KSB/A
period 2005-12-31
GENERAL DEVICES INC
filed 2006-11-14
CIK 40528

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

Yes  [X]  No  [ ]

The purpose of this Form 10-KSB/A amendment to issuer's annual report for the year 2005, filed April 21, 2006 on Form 10-KSB, is to include the Exhibits 10.1 and 10.2:

Item 13 - EXHIBITS

All references to issuer's Forms 8-K, 10-QSB and 10-KSB include reference to
File No. 000-03125.

NUMBER    DESCRIPTION OF EXHIBITS

10.1      Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management
          Services Limited Partnership (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission).*

10.2      Agreement, dated as of April 8, 2004, between Registrant's wholly-
          owned subsidiary, Aduromed Corporation, and Weima America, Inc.
          (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and
          Exchange Commission).*

*     Certain confidential portions of this Exhibit were omitted from the text as indicated by "++" (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's
Application for Confidential Treatment under Rule 24b-2 under the Securities
Exchange Act of 1934.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GENERAL DEVICES, INC.

Dated:  November 14, 2006               By: /s/ Damien R. Tanaka
                                        --------------------------------
                                        Damien R. Tanaka
                                        Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated November 14, 2006:                /s/ Damien R. Tanaka
                                        ----------------------------
                                        Damien R. Tanaka
                                        Chairman, CEO and Director
                                        (Principal Executive Officer)

Dated November 14, 2006:                /s/ Kevin T. Dunphy
                                        -----------------------------
                                        Kevin T. Dunphy
                                        Treasurer, CFO and Director
                                        (Principal Financial Officer)

Dated: November 14, 2006                /s/ Jay S. Bendis
                                        -----------------------------
                                        Jay S. Bendis
                                        Director

Dated: November 14, 2006                /s/ Elan Gandsman
                                        ------------------------------
                                        Elan Gandsman
                                        Director