Form 10QSB
period 2006-09-30
GENERAL DEVICES INC
filed 2006-11-14
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 20,683,257 shares common stock
       (par value $0.0001 per share) outstanding as of November 10, 2006.



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

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE


CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND
DECEMBER 31, 2005                                                             F2

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                                F3

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005                                 F4

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD ENDING SEPTEMBER 30, 2006                                      F5

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDING SEPTEMBER 30, 2006                                      F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006                                                      F7














                                       F1

                             GENERAL DEVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      Unaudited
                                             ASSETS                   30-Sep-06      31-Dec-05
                                                                     -----------    -----------
Current assets
Cash                                                                 $ 2,080,397    $   407,058
Accounts receivable (net of $16,100 allowance)                            98,757         82,949
Revenue in excess of billings                                            499,980        156,467
Prepaid expenses                                                          20,259         24,531
Inventory                                                                402,698         46,041
                                                                     -----------    -----------
Total current assets                                                   3,612,234        879,413

Property, plant and equipment                                            442,336         79,407

Long term advances and deposits                                           67,807         82,960
                                                                     -----------    -----------

Total assets                                                         $ 3,612,234    $   879,413
                                                                     ===========    ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                     $   848,046    $   224,957
Dividends payable                                                        339,013           --
Deferred revenue                                                          20,307         33,671
Convertible notes payable - short term                                      --          200,000
Accrued liabilities                                                      741,620         48,017
Billings in excess of revenue                                            145,802
Current portion of long-term debt and notes payable                      138,748        138,748
                                                                     -----------    -----------
Total current liabilities                                              2,233,536        645,393

Other liabilities
Notes payable, less current portion                                       75,965        132,978
Notes payable to related parties                                         176,622        217,847
                                                                     -----------    -----------
Total other liabilities                                                  252,587        350,825
                                                                     -----------    -----------

Total liabilities                                                      2,486,123        996,218

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 40,000,000 shares authorized;
22,043,862 and 6,263,702 shares issued and outstanding                     2,204            626
Common stock: $.0001 par value; 100,000,000 shares authorized;
20,683,257 and 19,001,152 shares issued and outstanding                    2,068          2,000
Additional paid-in capital                                             7,496,470      3,300,000
Accumulated deficit                                                   (6,374,631)    (3,419,431)
                                                                     -----------    -----------
Total stockholders' equity (deficit)                                   1,126,111       (116,805)
                                                                     -----------    -----------

Total liabilities and stockholders' equity (deficit)                 $ 3,612,234    $   879,413
                                                                     ===========    ===========

See notes to consolidated financial statements.

                                       F2

                             GENERAL DEVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                                     September 30,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
Revenues
Contract revenues earned                     $  1,454,797    $    565,601
Sales and service revenues                        102,581          48,672
                                             ------------    ------------
Total revenues                                  1,557,378         614,273

Cost of sales                                   1,086,682         384,936
                                             ------------    ------------

Gross profit (loss)                               470,696         229,337

Operating expenses
Salaries and wages                                413,604         147,781
General and administrative expenses               928,296         349,055
Depreciation expense                               17,926           1,150
                                             ------------    ------------
Total operating expenses                        1,359,826         497,986
                                             ------------    ------------

Loss from operations                             (889,130)       (268,649)

Interest income and expense
Interest income                                    20,364            --
Interest (expense)                                 (4,315)        (33,357)
                                             ------------    ------------
Total other income and expenses                    16,049         (33,357)
                                             ------------    ------------

Net loss before income taxes                     (873,081)       (302,006)

Provision for income tax benefit                     --              --
                                             ------------    ------------

Net loss                                     $   (873,081)   $   (302,006)
                                             ============    ============

Basic and diluted loss per common share      $      (0.05)   $      (0.02)

Weighted average common shares outstanding     20,942,857      19,001,152




See notes to consolidated financial statements.

                                       F3

                             GENERAL DEVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Nine months ended
                                                     September 30,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
Revenues
Contract revenues earned                     $  2,902,053    $  1,191,339
Sales and service revenues                        326,336         211,963
                                             ------------    ------------
Total revenues                                  3,228,389       1,403,302

Cost of sales                                   2,502,275       1,011,696
                                             ------------    ------------

Gross profit                                      726,114         391,606

Operating expenses
Salaries and wages                              1,217,026         270,213
General and administrative expenses             2,143,819         920,343
Depreciation expense                               41,626           3,150
                                             ------------    ------------
Total operating expenses                        3,402,471       1,193,706
                                             ------------    ------------

Loss from operations                           (2,676,357)       (802,100)

Interest income and expense
Interest income                                    63,930               6
Interest (expense)                                (43,541)        (57,194)
                                             ------------    ------------
Total other income and expenses                    20,389         (57,188)
                                             ------------    ------------

Net loss before income taxes                   (2,655,968)       (859,538)

Provision for income tax benefit                     --              (250)
                                             ------------    ------------

Net loss                                     $ (2,655,968)   $   (859,538)
                                             ============    ============

Basic and diluted loss per common share      $      (0.14)   $      (0.05)

Weighted average common shares outstanding     20,880,722      19,001,152




See notes to consolidated financial statements.

                                       F4

                             GENERAL DEVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE PERIOD FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006

                                                       Preferred Stock                        Common Stock
                                                            Shares             Amount            Shares             Amount
                                                       ---------------    ---------------   ---------------    ---------------
Balance January 1, 2006                                      6,263,702    $           626        19,001,152    $         1,900

Issuance of Series B preferred stock                        15,780,160              1,578              --                 --
Costs of issuance                                                 --                 --                --                 --
Stock issued on note conversion                                   --                 --             341,050                 34
Stock issued on note conversion                                   --                 --             341,050                 34
Stock issued for purchase of GDI & recapitalization               --                 --           1,000,005                100
Warrants and options issued for services                          --                 --                --                 --
Preferred stock dividend                                          --                 --                --                 --
Net loss for the period                                           --                 --                --                 --
                                                       ---------------    ---------------   ---------------    ---------------
Balance September 30, 2006                                  22,043,862    $         2,204        20,683,257    $         2,068
                                                       ===============    ===============   ===============    ===============


                                                          Additional        Accumulated
                                                       Paid-in Capital        Deficit             Total
                                                       ---------------    ---------------    ---------------
Balance January 1, 2006 (restated)                     $     3,300,100    $    (3,419,431)   $      (116,805)

Issuance of Series B preferred stock                         5,009,392               --            5,010,970
Costs of issuance                                             (568,629)              --             (568,629)
Stock issued on note conversion                                 99,966               --              100,000
Stock issued on note conversion                                 99,966               --              100,000
Stock issued for purchase of GDI & recapitalization           (600,100)              --             (600,000)
Warrants and options issued for services                       155,775               --              155,775
Preferred stock dividend                                          --             (299,232)          (299,232)
Net loss for the period                                           --           (2,655,968)        (2,655,968)
                                                       ---------------    ---------------    ---------------
Balance September 30, 2006                             $     7,496,470    $    (6,374,631)   $     1,126,111
                                                       ===============    ===============    ===============












See notes to consolidated financial statements.

                                       F5

                             GENERAL DEVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
    Net loss                                                              $(2,655,968)   $  (859,538)
    Adjustments to reconcile net loss to
      net cash used in operations:
    Stock issued for services and interest
    Warrants and options issued for services                                  155,775        101,920
    Depreciation expense                                                       41,626          3,150
    Bad debt allowance                                                           --          (18,178)
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (15,808)      (318,639)
      Loans receivable                                                          2,029        (31,132)
      Revenue and costs in excess of billings                                (343,513)        22,360
      Prepaid expenses                                                          4,272        (60,537)
      Inventory                                                              (356,657)        (3,871)
      Security deposits                                                        13,124
      Accounts payable and accrued liabilities                              1,017,799         27,623
      Deferred revenue                                                        (13,364)        44,895
      Billings in excess of revenue and costs                                 145,802        262,085
      Dividends payable                                                       339,013
      Customer advances                                                          --          (30,362)
                                                                          -----------    -----------
Net cash used in operating activities                                      (1,665,870)      (860,224)

Cash flows from investing activities:
    Purchase of fixed assets                                                 (404,555)        (8,344)
                                                                          -----------    -----------
Net cash used by investing activities                                        (404,555)        (8,344)

Cash flows from financing activities:
    Acquisition of shell company                                             (600,000)          --
    Proceeds from notes payable                                                  --          943,537
    Repayments of notes payable                                               (57,352)       (51,500)
    Repayments of notes payable to related parties                            (41,225)
    Proceeds from issuance of preferred stock                               5,010,970           --
    Costs of issuance of preferred stock                                     (568,629)          --
                                                                          -----------    -----------
Net cash provided by financing activities                                   3,743,764        892,037
                                                                          -----------    -----------

Increase in cash and cash equivalents                                       1,673,339         23,469

Cash and cash equivalents, beginning of period                                407,058         11,958
                                                                          -----------    -----------
Cash and cash equivalents, end of period                                  $ 2,080,397    $    35,427
                                                                          ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                $    48,265    $    57,194
                                                                          ===========    ===========
    Cash paid for income taxes                                            $      --      $       250
                                                                          ===========    ===========
Supplemental disclosures of noncash investing and financing activities:
    Conversion of note to stock                                           $   200,000    $   200,000
                                                                          ===========    ===========

See notes to consolidated financial statements.

                                       F6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:
-------------------------------------------

1.   BASIS OF PRESENTATION

The condensed consolidated balance sheets of General Devices Inc. and subsidiaries ("GDI", the "Company) as of September 30, 2006 and December 31, 2005, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders' equity (deficit) for the nine month period ended September 30, 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company's condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature. This quarterly report gives effect to the Company's reverse merger with Aduromed Corporation ("Aduromed") on January 23, 2006 (the "Merger"). As a result, Aduromed became a wholly owned subsidiary of GDI. The transaction is accounted for as a recapitalization of Aduromed, commonly referred to as a reverse merger with Aduromed being the accounting acquirer. Consequently, the financial statements prior to January 23, 2006 are essentially the financial statements of Aduromed with the adopted capital structure of GDI.

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









                                       F7

Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of GDI's Common Stock, and each holder of Aduromed's series A preferred stock (par value $0.01 per share) became entitled to 1.795 shares of GDI's Series A Preferred Stock. In addition, warrants previously issued to certain Aduromed Preferred Holders entitling them to purchase a total of 3,489,527 shares of Aduromed's common stock at $0.68 per share were converted into GDI warrants ("Series A Investor Warrants") to purchase 6,263,700.97 shares of GDI Common Stock at $0.37883 per share.

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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the nine month period ending September 30, 2006 and 2005 amounting to 40,773,639 and 11,709,593 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock and the common stock equivalents for the nine month period ending September 30, 2006 and 2005 amounting to 22,043,859 and 6,263,702 respectively shares associated with the conversion feature of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:









                                       F8

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER COMMON SHARE (Continued)

                                                              Nine months ended               Three months ended
                                                             2006            2005            2006            2005
                                                         ------------    ------------    ------------    ------------
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations                     $ (2,655,968)   $   (859,538)   $   (873,081)   $   (302,006)
Dividend payable to preferred stockholders                   (299,232)           --          (105,000)           --
                                                         ------------    ------------    ------------    ------------
Net loss to common stockholders                          $ (2,955,200)   $   (859,538)   $   (978,081)   $   (302,006)
                                                         ============    ============    ============    ============

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
   Weighted average shares of common stock outstanding     20,880,722      19,001,152      20,942,857      19,001,152


Basic and diluted EPS (LPS)                              $      (0.14)   $      (0.05)   $      (0.05)   $      (0.02)
                                                         ------------    ------------    ------------    ------------


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









                                       F9

     DEPENDENCE ON PRINCIPAL CUSTOMER

     One principal customer, Aramark is projected to represent up to 60% of our revenues for the year 2006. For the nine months ended September 30, 2006, we recognized approximately $1,190,000 or 37% of total revenue in revenue from Aramark. In 2005, this one customer accounted for approximately 40% of our revenues. The loss of our principal customer would have a significant adverse impact on our business.

     ACCOUNTS RECEIVABLE

     The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $16,100 as of September 30, 2006 and December 31, 2005.

     PROPERTY, PLANT AND EQUIPMENT

     The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property currently held has a useful life of 3 to 10 years. The following table summarizes these assets as of September 30, 2006 and December 31, 2005:

                                          September 30,   December 31,
                                               2006            2005
                                          -------------   ------------
Vehicles                                         41,338         41,338
Office Furniture                                177,909         19,448
Computers and Accessories                       161,052         32,955
Leasehold Improvements                          117,997
Construction in Progess                            --             --
                                          -------------   ------------
                                                498,296         93,741
Accumulated Depreciation                         55,960         14,334
                                          -------------   ------------
                                                442,336         79,407
                                          =============   ============


     INVENTORY

     The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $402,698 and $46,041 as of September 30, 2006 and December 31, 2005 respectively and is stated at the lower of cost or market.

The following table summarizes these assets as of September 30, 2006 and December 31, 2005:

                                    September 30, 2006   December 31, 2005
                                    ------------------   ------------------
Components & spare parts            $           34,026   $           16,919
Consumables                                    182,189               29,122
Inventory down payments                        186,483                 --
Total Inventory                     $          402,698   $           46,041


BUSINESS COMBINATION

On January 23, 2006, Aduromed became the wholly owned subsidiary of GDI following the Merger and is GDI's sole operating unit.





                                      F10

     REVENUE RECOGNITION

     The Company recognizes revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. The Company typically bills 25% of the contract at signing, 50% upon delivery of components, and the final 25% upon completion of installation and start-up.

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

     The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At September 30, 2006 and December 31, 2005 the Company had $20,307 and $33,671 in deferred revenue from maintenance agreements.

     Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

LOANS RECEIVABLE

The Company has advanced money to employees. These loans have no set repayment schedule. The loans receivable totaled $49,818 and $51,847 as of September 30, 2006 and December 31, 2005, respectively.









                                      F11

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONSTRUCTION CONTRACTS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at September 30, 2006 and one outstanding contract at December 31, 2005. The following table summarizes these outstanding contracts:

             Contract        Revenue      Amounts           Revenues in        Billings in excess
              Amount       Recognized     Billed        excess of Billings         of Revenues
             --------      ----------     ------        ------------------         -----------
     Outstanding contracts at September 30, 2006
               500,000        450,471       500,000                   --                   49,529
             1,327,930        626,758       331,983                294,775                   --
             1,976,894      1,261,429     1,307,733                   --                   46,304
               648,223        598,254       648,223                   --                   49,969
               993,544        453,591       248,386                205,205                   --
                                                        ------------------     ------------------
                                                                   499,980                145,802
                                                        ==================     ==================
     Outstanding contracts at December 31, 2005
             1,327,930       488,450       331,983                 156,467                   --
                                                        ------------------     ------------------
                                                                   156,467                   --
                                                        ==================     ==================


NOTES PAYABLE - SHORT-TERM

The Company had notes payable to two individuals totaling $200,000. The notes bore interest at 1% per month and were convertible into 682,100 shares of the Company's common stock. The note holders exercised their conversion options on January 31, 2006.

In connection with the acquisition of an interest in Aduromed's predecessor, 3% of sales are due to two individuals on a quarterly basis through 2005. These obligations have been converted to notes payable. These notes bear no interest and have no maturity date. These notes payable were $129,300 on September 30, 2006 and December 31, 2005. The Company intends to settle these notes by December 31, 2006.

NOTES PAYABLE - LONG-TERM

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank's prime interest rate adjusted quarterly (8.25% at September 30, 2006 and 7.25% at December 31, 2005). The balance of $50,000 is due in 2012.

The Company has a note payable on a capital lease due to a third party. The note bears interest at 11.8%, requires payments of $434 per month through September 2008 and is secured by the equipment purchased. The balance of the note at September 30, 2006 and December 31, 2005 was $9,230 and $12,168, respectively.









                                      F12

NOTES PAYABLE - LONG-TERM

The Company has a note payable on a vehicle purchase due to a third party. The note bears interest at 5.85%, requires payments of $591 per month through November 2010 and is secured by the purchased vehicle. The balance on the note at September 30, 2006 and December 31, 2005 was $26,183 and $30,257,
respectively.

NOTES PAYABLE TO RELATED PARTIES

There is an outstanding note payable to a shareholder. The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. The following summarizes the balances due on September 30, 2006 and December 31, 2005:

                                         September 30,   December 31,
                                              2006            2005
                                         -------------   -------------
     Principal                           $      97,500   $      97,500
     Accrued Interest                           79,122          70,347
                                         -------------   -------------
     Total                               $     176,622   $     167,847
                                         =============   =============


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















                                      F13

4.   LEASE COMMITMENTS

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 42 months. The annual non-cancelable operating lease payments on equipment and vehicles are as follows:

                      2006            $    22,172
                      2007                 17,640
                      2008                 15,600
                      2009                  3,213
                      2010                   --
                Thereafter                   --
                                      -----------
                                      $    58,625
                                      ===========


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

                      2006            $    65,208
                      2007                 97,812
                      2008                 99,788
                      2009                102,752
                      2010                105,716
                Thereafter                614,141
                                      -----------
                                      $ 1,085,417
                                      ===========


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

Each share of Series A Preferred Stock and Series B Preferred Stock shall be convertible, at the option of the holder thereof upon exercise, without the payment of additional consideration, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the price paid for each share of Series A Preferred Stock and Series B Preferred Stock ($0.31755) by the conversion price (the original purchase price, subject to adjustment, among other things, for the issuance of any shares of Common Stock at a price below the price paid for the Series A Preferred Stock or Series B Preferred Stock). Under certain circumstances the Company may cause the conversion of all, but not less than all, of the Series A Preferred Stock and/or the Series B Preferred Stock into Common Stock provided that the closing price of the Common Stock has exceeded the conversion price of the Series A Preferred or the Series B Preferred Stock, as the case may be, by four times for at least twenty (20) trading days in a period of thirty (30) consecutive trading days.


                                      F14

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

Stock option and warrant transactions are summarized as of September 30, 2006 and December 31, 2005 as follows:

                                           Stock Options                    Warrants
                                           -------------                    --------
                                  September 30,   December 31,    September 30,   December 31,
                                  -------------   -------------   -------------   -------------
                                       2006            2005            2006            2005
                                       ----            ----            ----            ----
Outstanding - beginning of year      10,477,774       5,393,975      11,861,319       4,161,618
Granted                                 450,000       5,721,024      17,984,546       8,956,201
Exercised                                  --              --              --              --
Forfeited                                  --           637,225            --         1,256,500
                                  -------------   -------------   -------------   -------------
Outstanding - end of period          10,927,774      10,477,774      29,845,865      11,861,319
                                  =============   =============   =============   =============

The  following  table  provides   certain   information   with  respect  to  the
above-referenced stock options and warrants outstanding at September 30, 2006:

                   Number          Exercise          Average          Average
                 Exercisable     Price Range     Exercise Price    Life in Years
                 -----------    -------------    --------------    -------------
     Options      10,927,774    $0.05 - $0.55         $0.10             7.0
     Warrants     29,845,865    $0.05 - $0.56         $0.39             5.0


                                      F15

The  following  table  provides   certain   information   with  respect  to  the
above-referenced stock options and warrants exercisable at September 30, 2006:

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

8.   CONTINGENCIES

GDI has an obligation to file a Registration Statement to register the following securities: the shares of Common Stock into which the Series A and Series B shares may be converted; the Series A and Series B Preferred Warrants; and the shares of common stock which would be issued by the exercise of these warrants. These securities are held by the Investor Group in consequence of the Merger on January 23, 2006. Since GDI was unable to cause this Registration Statement to become effective by May 24, 2006, it is required to pay the Investor Group liquidated damages of 1-1/2% per month of the funds it received for the purchase of the Series A Preferred Stock and the Series B Preferred Stock until the Registration Statement is effective. This could cost the Company approximately $105,000 per month each month until such Registration Statement is declared effective. Through September 30, 2006, we have accrued $444,500 in liquidated damages.









                                      F16

Item 2. Management's Discussion and Analysis

Forward Looking Statements

     The Company is including the following cautionary statement in this Quarterly Report on Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in the Company's annual report on Form 10-KSB for its fiscal year ended December 31, 2005, filed April 21, 2006, as amended by Form 10-KSB/A, filed June 29, 2006, and Form 10-KSB/A, filed June 30, 2006, and its Form SB-2, filed March 24, 2006, as amended by amendment No. 1 thereto on Form SB-2/A, filed May 12, 2006, and as further amended by amendment No. 2 thereto on Form SB-2/A, filed August 14, 2006 and as further amended by amendment No. 3 thereto on Form SB-2/A, filed October 17, 2006 and as further amended by amendment No. 4 thereto on Form SB-2/A, filed October 23, 2006 and as further amended by amendment No. 5 thereto on Form SB-2/A, filed November 9, 2006 with the Securities and Exchange Commission. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Revenue

     Total revenue for the three months ended September 30, 2006 was $1,557,378 compared with $614,273 for the same period in 2005, an increase of $943,105. Contract revenue and product sales and service revenue increased by $889,196 and $53,909 respectively.

     Revenue from our MedClean product for the three months ended September 30, 2006 was $1,454,797 and $565,601 for the same period in 2005, an increase of $889,196. The increase in revenue was attributable to activities on existing contracts awarded earlier in the year with installation dates scheduled before year end.

     Revenue from product sales and services for the three months ended September 30, 2006 increased by $53,909 to $102,581 from $48,672 in the same period of 2005. The revenue was attributable to increased orders for consumable products from hospitals that have previously purchased our MedClean system compared to the same period last fiscal year.

Gross Profit (Loss)

     The gross profit for the three months ended September 30, 2006 was $470,696 compared with a gross profit of $229,337 for the same period in 2005, an increase of $241,359. The gross profit for the quarter was attributable to a higher volume of business carrying lower profit margins. Increased travel costs and installation delays attributed to the lower margins.

     The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.


Operating Expenses

     Total operating expenses for the three months ended September 30, 2006 were $1,359,826 compared with $497,986 for the same period in 2005, an increase of $861,840. The increase in operating expenses for the three months ended September 30, 2006 was primarily a result of increasing the Company's support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company. The increases included salaries and wages for additional personnel of $265,823, depreciation on increased capital spending of $16,776, travel and entertainment of $33,943 health and business insurances of $51,855, investor relations, audit and legal expenses of $115,047, commissions of $31,109 and other recurring costs amounting to $32,287 net. Pursuant to the terms of the Merger, the Company accrued $315,000 in liquated damages in the quarter, as a result of being unable to register our stock by May 24, 2006 as prescribed in the agreement. Liquated damages accrue at 1 1/2% on the $7 million invested. To date we have not registered the stock.

Interest (Income) Expense

     Interest income for the quarter ended September 30, 2006 was $23,504 compared to $0 for the same period in 2005. During the quarter, the Company invested its excess cash in a money market account. As of September 30, 2006 the interest rate was 3.71%. The Company had no investments for the same period last year.

     Interest expense for the three months ended September 30, 2006 was $4,315 compared with $33,357 for the same period in 2005, a decrease of $9,853. The interest expense was related to a decrease in loans which where either repaid or converted to stock previously.

Net loss

     Net loss for the three months ended September 30, 2006 was $(873,081) compared to a net loss for the three months ended September 30, 2005 of $(302,006).

Net Loss Attributable to Common Stockholders

     Net loss attributable to common stockholders for the three months ended September 30, 2006 was $(978,081) or $(0.05) cents per share (basic and diluted), compared to a net loss of $(302,006) or $(0.02) per share (basic and diluted) for the three months ended September 30, 2005.

     During the quarter, the Company accrued $315,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenue

     Total revenue for the nine months ended September 30, 2006 more than doubled to $3,228,389 compared with $1,403,302 for the same period in 2005. Of the revenue increase, $1,710,714 was attributable to an increase of revenues derived from sales of our MedClean system and a $114,373 increase for the sale of consumables, component parts and service contracts. Contract backlog as of September 30, 2006 was $2,056,088.

     Revenue from our MedClean product for the nine months ended September 30, 2006 was $2,902,053 and $1,191,339 for the same period in 2005. The revenue was attributable to increased activities on new contracts awarded earlier this year.

     As a result of our agreement with Aramark and the increased interest in our product from quoting activities with independent hospitals, we estimate that total revenue in 2006 will exceed revenues realized in 2005.

     Revenue from services for the nine months ended September 30, 2006 increased by $114,373 or 54.0% to $326,336 from $211,963 in the same period of 2005. The revenue was attributable to increased orders for consumable products from hospitals that have previously purchased our MedClean system compared to the same period last fiscal year.

     Orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Typically, we bill our customers for 25% of the contact value at signing, 50% when the equipment is shipped to the customer and 25% upon completion of installation and start-up. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

     The gross profit for the nine months ended September 30, 2006 was $726,114 (22.5% of total revenue) compared with a gross profit of $391,606 (27.9% of total revenue) for the same period in 2005, an increase of $334,508. Gross profit was favorably impacted by an increase in the activity level for the nine months ended September 30, 2006 as compared to the same period last year. This was offset by costs exceeding the prorated revenue on maintenance contracts. We anticipate an improvement in gross profit throughout 2006 as more contracts are awarded.

     The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

     Total operating expenses for the nine months ended September 30, 2006 was $3,402,471 compared with $1,193,706 for the same period in 2005, an increase of $2,208,765. The operating expenses for the nine months ended September 30, 2006 was primarily the result of increasing the Company's support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company as a result of the reverse merger in January 2006. The increases included salaries and wages for additional personnel of $946,813, depreciation on increased capital spending of $38,476, travel and entertainment of $168,406 health and business insurances of $268,878, investor relations, audit and legal expenses of $280,615. All other operating expenses increased $61,077 net. Pursuant to the terms of the Merger, the Company accrued $444,500 in liquated damages during the nine months ended September 30, 2006, as a result of being unable to register our stock by May 24, 2006 as prescribed in the agreement. Liquated damages accrue at 1 1/2% on the $7 million invested. To date we have not registered the stock.

We anticipate this level of expenses to continue throughout the year.

Interest (Income) Expense

     Interest income for the nine month period ended September 30, 2006 was $63,930 compared with $6 of interest income for the same period in 2005. The Company invests its excess cash in a money market account. As of September 30, 2006 the interest rate was 3.71%.

     Interest expense for the nine months ended September 30, 2006 was $43,541 compared with $57,194 for the same period in 2005, a decrease of $13,653. The interest expense was related to a decrease in loans which where either repaid or converted to stock previously.

Net loss

     Net loss for the nine months  ended  September  30,  2006 was  $(2,655,968)
compared to a net loss for the nine months ended September 30, 2005 of $(859,538).

Net Loss Attributable to Common Stockholders

     Net loss attributable to common stockholders for the nine months ended September 30, 2006 was $(2,955,200) or $(0.14) cents per share (basic and diluted), compared to a net loss of $(859,538) or $(0.05) cents per share (basic and diluted) for the nine months ended September 30, 2005.

     During the nine month period ended September 30, 2006, the Company accrued $299,232 in dividends with an interest rate of 8% through January 22, 2006 on $1,989,030, the value received for the series A preferred stock and an interest rate of 6% on $7,000,000 thereafter, the total value received for both series A and B preferred stock.

Financial Condition
Liquidity and Capital Resources

         The Company's cash on hand and working capital are as follows:

                                    September 30, 2006    December 31, 2005
                                    ------------------    -----------------
Cash on hand                        $        2,080,397    $         407,058
Working Capital                     $          868,555    $          71,653

     On January 23, 2006, Aduromed purchased controlling interest in GDI, a shell company for $600,000, followed on the same date by a reverse merger transaction in which Aduromed became a wholly owned subsidiary of GDI.

     On January 23, 2006, the Company issued 15,780,160 shares of its Series B Preferred stock and warrants covering 15,780,160 shares of its common stock for $5,010,970 in cash less $568,629 in costs related to the issuance of the stock.

     On January 31, 2006, the Company issued 682,100 shares of common stock at the conversion price of $0.29 per share in conjunction with the issuance of 6 month convertible notes to 2 individuals. The value was amortized to interest expense over the term of the notes.

     On March 31, 2006, the Company repaid $102,289 in notes payable.

     To date,  the  Company  purchased  $404,555  in fixed  assets.  The Company
anticipates   purchasing   approximately  $25,000  in  additional  fixed  assets
throughout the remainder of 2006.

     Net cash used in operating activities totaled $1,655,870 and $860,224 for the nine months ended September 30, 2006 and 2005, respectively.

     Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are "upon receipt". Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate. Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.

     Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. For the first nine months of 2006, the Company increased its inventory on hand by $356,657 to $402,698 in anticipation of increased business expected in 2006.

     Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement, are expected, under current conditions, to be sufficient to finance the Company's planned operations over the next twelve months. As we start to increase our penetration in the United States market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. We may require additional working capital or other funds in the future should we modify our current business plan or undertake any acquisitions.

     GDI has an obligation to file a Registration Statement to register the following securities: the shares of Common Stock into which the Series A and Series B shares may be converted; the Series A and Series B Preferred Warrants; and the shares of Common Stock which would be issued by the exercise of these warrants. These securities are held by the Investor Group in consequence of the Merger. GDI has been unable to cause this Registration Statement to become effective by May 24, 2006, and it is therefore required to pay the Investor Group liquidated damages of 1-1/2% per month of the funds it received for the purchase of the Series A Preferred Stock and the Series B Preferred Stock until the Registration Statement is effective. The Company has accrued $444,500 through September 30, 2006 and will cost the Company approximately $105,000 per month each month until such Registration Statement is declared effective.

     GDI has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $339,013 in dividends payable.


Item 3. Controls and Procedures

     As of the end of the three month period ended September 30, 2006 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     There have been no unregistered sales of the Company's equity securities during the quarter ended September 30, 2006.

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

Item 5: Other Information

None

Item 6. Exhibits

NUMBER                            DESCRIPTION OF EXHIBIT
------                            ----------------------

3.1 Registrant's Certificate of Incorporation (incorporated by reference to Proxy Statement on Schedule 14A, filed July 14, 2000).
3.2 Registrant's Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant's Form 10-KSB, filed April 21, 2006).
3.3       Registrant's  Bylaws  (incorporated by reference to Proxy Statement on
          Schedule 14A filed July 14, 2000.)
4.1 Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registrant's Form 10-KSB, filed April 21, 2006).
4.2 Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registrant's Form 10-KSB, filed April 21, 2006).
4.3 Form of Aduromed Warrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 10-KSB, filed April 21, 2006).
4.4       Amended  and  Restated  Registration  Rights  Agreement,  dated  as of
          January 23, 2006, by and among Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.4 to Registrant's Form 8-K/A filed January 31, 2006).
4.5 Amended and Restated Stockholders Agreement, dated as of January 23, 2006, by and among the Registrant, Aduromed and certain stockholders of Registrant (incorporated by reference to Exhibit 99.5 to Registrant's Form 8-K/A filed January 31, 2006).
4.6 Amended and Restated Agreement and Plan of Merger, dated as of January 23, 2006, by and among the Registrant, GD MergerSub, Inc., GD MergerSub II, Inc. and Aduromed (incorporated by reference to Exhibit
          99.2 to Registrant's Form 8-K/A, filed January 31, 2006).
31.1* Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2* Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1* Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Registrant

                              GENERAL DEVICES, INC.

Date: November 14, 2006                      Date: November 14, 2006
By: /s/ Damien R. Tanaka                     By: /s/ Kevin T. Dunphy
    --------------------                         -------------------
Damien R. Tanaka,                            Kevin T. Dunphy
Chairman of the Board, President             Treasurer and
and Chief Executive Officer                  and Chief Financial Officer
(Principal Executive Officer)                (Principal Financial and Accounting
                                             Officer)