Form 10KSB
period 2006-12-31
ADUROMED INDUSTRIES, INC.
filed 2007-03-30
CIK 40528

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
MARK ONE:

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________.

Commission file number 0-3125

ADUROMED INDUSTRIES, INC.
(Name of small business issuer in its charter)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2006 were $4,594,347

The aggregate market value of issuer’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 15, 2007 was $1,963,159.

As of March 15, 2007 the issuer has one class of common equity, and the number of shares outstanding of such common equity is 20,683,257.

DOCUMENTS INCORPORATED BY REFERENCE

The following document(s) are incorporated by reference as part of this Form 10-KSB:

Information Statement filed January 8, 2007 on Form SC 14C with respect to change of corporate name.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Effective January 30, 2007, the issuer (“AII” or “Company”) changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed Corporation, a Delaware corporation (“Aduromed”), whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in AII. Aduromed is the Company’s sole operating entity. Reference is sometimes made to the “Companies” when describing the business and operations of the combined entities. Otherwise the term “Company” refers only to AII.

Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of the Company’s Common Stock, and each holder of Aduromed's series A preferred stock (par value $0.01 per shares) became entitled to 1.795 shares of the Company’s Series A Preferred Stock. In addition, warrants previously issued to the Preferred Holders entitling them to purchase a total of 3,489,527 shares of Aduromed common stock at $0.68 per share were converted into Company warrants ("Series A Investor Warrants") to purchase 6,263,700.97 shares of Company Common Stock at $0.37883 per share. In addition, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by the Company to purchase Company Common Stock at a conversion rate of 1.795 shares of such Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795.

Also pursuant to the terms of the Merger, the Company agreed to assume the obligations of Aduromed under the securities purchase agreement, dated as of September 30, 2005, between the Preferred Holders and Aduromed as amended by the Amended and Restated Securities Purchase Agreement dated as of January 23, 2006; and, pursuant thereto, on January 23, 2006 the Company issued 15,780,160 shares of its Series B Preferred Stock and 15,780,160 warrants ("Series B Investor Warrants"), each to purchase 15,780,160 shares of Company Common Stock at $0.31754 and $0.37883 per share, respectively, to the Preferred Holders in consideration for their investing an additional $5,010,970.04 in the Company. (The Series A Investor Warrants and the Series B Investor Warrants are hereinafter referred to collectively, as the "Investor Warrants".)

In order to facilitate the Merger, on December 12, 2005 the Company filed a Certificate of Amendment to its Certificate of Incorporation providing for an increase in the number of its authorized shares of stock from 12,000,000 to 140,000,000, of which 100,000,000 are shares of Common Stock and 40,000,000 are shares of Preferred Stock, each with a par value of $0.0001 per share. Also on December 12, 2005, the Company effected a 1:5 reverse split of its common stock. On January 23, 2006, Certificates of Designations were filed with the Delaware Secretary of State creating, out of the authorized preferred stock, 6,263,702 shares of a new Series A Preferred Stock and 15,780,160 shares of a new Series B Preferred Stock.

Prior to the Merger, the Company had been inactive since 1993. On October 18, 2005 three investors who held a controlling interest in the Company sold their interest to Halter Capital Corporation a Texas corporation (“HCC”), in a cash transaction valued at $198,199.47.

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

BUSINESS OF THE COMPANIES

General.

AII conducts its business primarily through its wholly-owned subsidiary, Aduromed. Aduromed is in the business of providing solutions for managing medical waste on site including designing, selling, installing and servicing on site (i.e. "in-situ") turnkey systems to treat regulated medical waste. Aduromed provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies.

Products.

Aduromed’s principal products are the Aduromed MedClean® series systems. The Aduromed MedClean® system employs the following equipment and machinery:

•	an autoclave vessel to sterilize the medical waste;

•	a shredding device, the MedClean® Shredder, to convert sterilized waste material into a harmless, non-recognizable confetti-like material qualifying the end product as safe municipal solid waste;

•
a unique AutoTouch™ control station with software and hardware components that integrate and bundle all operating and data recording functions into a system complying with regulatory requirements for conversion and disposal of medical waste, including real time centralized monitoring of the system's functions;

•	a material transporter to mechanically transport the processed waste from shredder to the municipal solid waste compacting dumpster, and;

•
a QuietCart™ transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

The control panel of the AutoTouch™ Control Station assures regulatory compliance by means of proprietary software. The software prevents any deviation from the step-by-step processing of the waste, requires insertion of codes by operators to access the system and monitors and records on a real time basis. It governs the various aspects of the system's processes, including the load weight during each cycle and the calculation and employment of the proper sterilization parameters of weight, pressure, temperature and time. The ability to shortcut or over-ride any of the steps in the waste conversion process is circumscribed by the features of the control panel and its software.

Operation of the system through the control panel is simple, since it dictates each step to be taken, once the operator enters the appropriate codes to open up the control screen, and prohibits the ability of an operator to short cut the required steps and procedures. Relatively little instruction is required of the operator. A tutorial is offered by the software through the control panel, and an operator can be fully trained within a few hours. The AutoTouch™ control system can communicate in multiple languages, including English and Spanish.

The AutoTouch™ software permits real time centralized monitoring of all the functions and uses of each system by Aduromed. Additionally, the centralized monitors track proper operation of a particular system. They also alert Aduromed to the need to provide clients with supplies and preventative maintenance visits.

The AutoTouch™ control panel and software are proprietary properties of Aduromed and unique within the industry.

Consumable supplies, which Aduromed sells periodically to its customers, include liners for Aduromed's proprietary QuietCart™, deodorizing pellets and liquids for use in the autoclave, paper print rolls for recording data emanating from the control panel and high temperature lubricants for the systems' machinery and equipment. The cutting blades and other parts for the shredders must be replaced from time to time and are purchased through Aduromed as the exclusive distributor to hospital and medical facilities for Weima America Incorporated.

The series of MedClean® systems offered by Aduromed includes:

•	MC4 Series: Capacity - 300 to 600 pounds per cycle, up to 1,100 tons per year typically used in hospital facilities with up to 500 beds.

•	MC5 Series: Capacity - 450 to 900 pounds per cycle, up to 1,750 tons per year to be used in hospital facilities with up to 1,500 beds.

•	MC7 Series: Capacity - 2,500 to 5,000 pounds per cycle, with up to 9,500 tons per year, suited for very large or co-located hospital campus settings or off-site treatment facilities.

The designed capacities of the respective systems may be increased or reduced to allow for the needs of the particular medical facility by extending or contracting the overall length of the autoclave. Each processing cycle is approximately 45 to 60 minutes in duration.

The sales price for design and installation of a MedClean® system has averaged approximately $450,000.

The Medical Waste Treatment Market

The market for medical waste treatment is segmented by customer size: Large Quantity Generators (“LQGs”), those who generate 2,000 lbs. or more of waste a month, and Small Quantity Generators (“SQGs”), those who generate less. LQGs generally consist of hospitals, nursing homes, clinics, medical groups, county or city health departments and laboratories. SQGs are represented by physicians, dentists and veterinarians in private practice, of which physicians generate the highest percentage of waste.

On-Site Medical Waste Treatment Equipment Market
	Small Quantity Generators	Large Quantity Generators
# of Sites	370,500	11,500
% Using Haulers	100%	85%
# specifically suited for MedClean Systems	185,000	3,000

Aduromed currently addresses the LQGs with its MedClean® 4, 5 and 7 Series Systems. Aduromed’s MedClean® Systems are marketed directly by its sales and marketing group. As of March_23, 2007, the Company had a backlog of orders for MedClean® Systems in the amount of $1,805,422.

For SQGs there has been no realistic alternative to hauling, and any on-site solution have been too expensive. Because of this, the SQG market represents an opportunity for our MedClean® 30 or MedClean® 50 Series Systems, which are currently in development. These two systems are currently pending patents for their proprietary process. Initially, they will be targeted at Medical Laboratories and large clinics.

The current US medical waste market is estimated to be $1.7 billion and is expected to grow to $2.3 billion by 2010. Source: U.S. Waste Management and Disposal, Frost & Sullivan, 2003.

Aduromed currently has 31 systems installed in 28 hospitals throughout the United States and Puerto Rico.

Governmental Regulations-Federal

Prior to 2002, the principal method of disposing of most regulated medical waste (“RMW”) was through on-site incineration. Because of the promulgation of regulations by the Environmental Protection Agency (“EPA”) that came into effect on September 15, 2002, setting minimum emission limits for RMW incinerators for such pollutants as dioxins, nitrogen oxides, lead, cadmium and mercury, the use of on-site incinerators in the U.S. has drastically diminished. As a consequence, the methods of on-site disposal of RMW have been limited to steam sterilization, chemical treatment and microwave.

Federal agencies which regulate RMW are the EPA, the Occupational Safety and Health Administration ("OSHA"), the U.S. Department of Transportation (the "U.S. DOT") and the U.S. Postal Service. These agencies regulate RMW under a variety of statutes and regulations, including the following:

•
MEDICAL WASTE TRACKING ACT OF 1988 ("MWTA”). The primary objective of the MWTA was to ensure that RMW generated in a covered state which posed environmental problems, including an unsightly appearance, was delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA's tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

•
CLEAN AIR ACT REGULATIONS. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants.

•
OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments, including RMW.

•
RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. RMW is currently considered non-hazardous solid wastes under RCRA. However, some substances collected by some of Aduromed's customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

•
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

•
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
•
UNITED STATES POSTAL SERVICE. Customers must obtain permits from the U.S. Postal Service to conduct programs, pursuant to which they mail approved "sharps" (needles, knives, broken glass and the like) containers directly to treatment facilities.

Governmental Regulations-State and Local

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

Effect of Regulations on the Companies’ Business

Aduromed manufactures and sells its MedClean® systems that sterilize RMW by sterilization in an autoclave chamber and subsequent shredding of the material enabling the customer to dispose of the residue as municipal solid waste. The operation of the MedClean® system and the disposal of the waste are the responsibility of the customer. As a result, Aduromed is not subject to the multitude of governmental regulations that typify the handling and disposition of solid waste. Virtually all of Aduromed's competitors are subject to one or more of the various regulatory regimes associated with the medical waste disposal business as the systems and services offered by these competitors involve incineration, chemical treatment or transportation of medical waste.

Aduromed's customers use landfills operated by parties unrelated to Aduromed to dispose of treated medical waste from medical facilities. Aduromed does not own or operate any landfills. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from Aduromed's MedClean® systems is disposed of as non-hazardous waste.

Competition

RMW has historically been disposed of mainly through the use of off-site hauling contractors and by incineration. Presently, in the U.S. many different types of technologies have been introduced to meet the new regulatory requirements for disposal of RMW. Some of these technologies include:

•
DISINFECTANT. This process involves the simultaneous shredding and disinfecting of the infectious medical waste. The process can only handle small batches in each cycle and has a capacity of approximately 70 to 400 pounds a day, which is not sufficient to handle the overall requirements of most hospitals ranging from 500 to 9,000 pounds per day.

•
CHEMICAL REAGENTS. The use of chemical reagents is subject to federal laws and regulations of the EPA that classify the chemicals involved as "pesticides". Also, there is considerable limitation on the volumes that can be treated by this method. It is not suitable for disposal of infectious medical waste generated by hospitals and other large medical facilities since it does not have the capacity to handle such volumes.

•
MICROWAVE TECHNOLOGY. Microwave technology is a process of disinfection that exposes material to moist heat generated by microwave energy. Use of this technology requires that proper precautions be taken to exclude the treatment of hazardous material so that toxic emissions do not occur. The complete unit must also be operated under negative pressure as infectious waste is normally shredded prior to disinfection and may create conditions where infection can be transformed into an aerosol prior to treatment. Also, offensive odors may be generated around the unit. The capital cost and space requirement for this type of system is relatively high.

•
THERMAL PROCESSES. Thermal processes are dry heat processes and do not use water or steam, but forced convection, circulating heated air around the waste or using radiant heaters. Companies have developed both large and small dry-heat systems, operating at temperatures between 350°F-700°F. Use of dry heat requires longer treatment times with precautions required to prevent potential combustion of the waste material during each cycle.

•
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

•	RADIATION. Electron beam technology creates ionized radiation, damaging cells of microorganisms. Workers must be protected with shields and remain in areas secured from the radiation.
•
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

Among Aduromed's competitors are Caprius, Inc. Stericycle, Inc., Steris Corporation, Sanitec, Inc., San-I-Pak, and Tempico Inc.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Generally, access to raw materials and third party fabricators for the MedClean® Systems is available from multiple sources that allow Aduromed flexibility of choice.

The various equipment components of the systems are supplied by the following principal suppliers:

•	Autoclave tank:	SteelCraft Industries Limited
•	Shredder:	Weima America Corporation
•	Aluminum QuietCarts™:	Specialty Metal Products, Inc.
•	Plastic Cart Liners:	MPF, Inc.

The hardware for the control panel are stock items that may be purchased from any number of distributors for such manufacturers as Schneider Electric SA (Square D™), Siemens Corporation and Eaton Electric Corporation (Cutler Hammer™). The software for the control panel is a proprietary property of Aduromed.

Dependence on a few Major Customers

It is anticipated that between 30% and 40% of the prospective business of Aduromed during the ensuing six years will be derived from Aramark clients pursuant to the Aramark Agreement. See “Aramark Agreement”. Aramark manages approximately 1,300 hospitals throughout the United States. While there is no assurance of the actual number of Aramark clients that will purchase Aduromed's MedClean™ systems and services, it is estimated that approximately 400 hospitals could be purchasers in the next six years.

Prior to its arrangement with Aramark, the Company's business had been with independent hospital and other medical facilities principally in the Northeast and California.

The Aramark Agreement

Aduromed entered into an agreement dated as of September 1, 2004 with Aramark Management Services Partnership, a Delaware limited partnership ("Aramark") and an affiliate of Aramark Corporation, located in Philadelphia, Pennsylvania (the "Aramark Agreement"). Until January 2007 when a group of Aramark’s management took the company private, Aramark Corporation was a New York Stock Exchange listed company that is in the health care facilities management business, among other sectors. During 2006 Aramark managed 1,300 hospitals on four continents and had $11.6 billion in revenue.

The Aramark Agreement has a term of ten years (plus extensions as agreed between the parties; provided, however, that the Aramark Agreement can be terminated for material breach on thirty (30) days notice). It also provides that Aduromed will sell its products and services on a preferred basis to health care facilities managed by Aramark, as requested by Aramark. These products include the equipment comprising the MedClean® systems, namely, the autoclave, shredder, tipper, conveyor and carts, plus related supplies and replacement parts. The services include quarterly preventive maintenance of the MedClean™ systems and corrective maintenance for any non-functioning components. Aramark's clients will order Aduromed's products and services through Aramark who will be responsible to Aduromed for payment.

Under the agreement Aramark will pay Aduromed 45 days after invoice dates and, as to the MedClean™ system equipment, will pay in installments of 25% on receipt of a purchase order, 50% on delivery of the equipment and 25% upon commissioning the system.

Aduromed has agreed to provide ‘most favored nation’ treatment to Aramark. Aduromed and Aramark entered into an amendment to the Aramark Agreement on March 28, 2007 which, among other things, eliminated an existing exclusivity provision restricting which hospitals Aduromed could solicit for sales if certain revenue thresholds were reached. As amended, Aduromed may solicit business through hospital management companies that are competitors of Aramark but cannot enter into exclusive arrangements with such competitors, and Aduromed will continue to have the right to solicit such business directly from hospitals that are managed by such competitors and from independent hospitals that Aramark has elected not to solicit as clients.

The Weima Agreement

Aduromed is party to an agreement with Weima America, Inc., dated as of April 8, 2004, pursuant to which Aduromed has the exclusive distribution rights in the United States to Weima's four shafted "ZMK" and other shredder machines for use in medical waste markets (the “Weima Agreement”).

This is the type of shredder used by Aduromed in its MedClean® systems. The Weima Agreement may be terminated by either party on thirty (30) days notice.

Employees

As of March 15, 2007 the Company had 18 employees, of which 17 are full time employees.

RISK FACTORS

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect actual results and could cause such results to differ materially from those expressed in any forward-looking statements made. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of AII and an investment in our common stock.

Business Risks

We have a history of losses

To date, we have been unable to generate revenue sufficient to be profitable. Aduromed had a net loss of $(3,282,311), or $(0.18) per share, for the fiscal year ended December 31, 2006, compared to a net loss of $(2,394,270), or $(0.13) per share, for the fiscal year ended December 31, 2005. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

The Company lacks an operating history making evaluation of its business difficult.

While Aduromed's revenues during the past eight years have been exclusively derived from sales and servicing of its MedClean Systems, it's business is at an early stage of commercialization, and there is no meaningful historical financial or other information available upon which to base an evaluation of the Company's ability to increase its revenues in accordance with its projections or to compete effectively with those persons with similar or alternate systems.

In addition, the Company's early stage of commercialization means that it has less insight into how market and technology trends may affect the Aduromed Business. This includes the ability to attract and convince customers to switch from their current method of dealing with the disposal of their medical waste to Aduromed's technology. As a consequence, the revenue and income potential of the Aduromed Business is unproven.

Dependence on third party component suppliers

The Company is dependent on third party suppliers for the supply of components of its MedClean units. At present, the Company relies on a contract with Weima to supply parts for the shredder portion of the system. (See "Weima Agreement"). These parts are manufactured under the protection of a U.S. patent owned by an affiliate of Weima. The contract with Weima may be terminated on thirty (30) days notice. The Company might not have adequate supplies of materials for these parts if the contract with Weima is terminated. Although the Company believes that the required components are available and can be provided by other suppliers, delays may be incurred in establishing relationships or in waiting for quality control assurance with other manufacturers for substitute components.

The Company may not be able to effectively protect its proprietary technology, which could have a material adverse effect on its business and make it easier for its competitors to duplicate its products.

The Company regards certain aspects of its products, processes, services and technology as proprietary. With respect to two of its trademarks, Aduromed and MedClean the Company has applied to the United States Patent and Trademark Office to register these marks. The Company does not intend to register any other trademarks that it currently uses in the Aduromed Business but believes that it has the rights to the AutoTouch and QuietCart marks. The Company does not have nor does it intend to apply for patent protection with respect to the processes and technology encompassed by its present Systems (but see "Development of MedClean 30 and MedClean 50 Systems" below) The Company requires all of its employees to sign Confidentiality and Non-Disclosure Agreements that prohibit the dissemination or use the Company's know-how and technology other than in the legitimate performance of the employee's duties. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. The Company may apply in the future for patent protection for uses, processes, products and systems that it develops. Any future patent for which the Company applies may not be issued; any existing contractual non-disclosures obligations may be challenged, invalidated or circumvented; third parties might infringe or misappropriate our proprietary rights; and third parties might independently develop similar products, services and technology. The Company may incur substantial costs in asserting or defending any breach of contract or infringement suits or in asserting any license rights, including those granted by third parties, the expenditure of which the Company might not be able to afford. An adverse determination could subject the Company to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or require it to develop appropriate alternative technology. Such licenses might not be available on acceptable terms or at all, and the Company might not develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business and profitability.

The Company may have to resort to litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others, or defend itself from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if the Company wins. This could adversely affect the Aduromed Business, financial condition and operating results such that it could cause the Company to reduce or cease operations.

The Company may not be able to develop new products that achieve market acceptance.

Our future growth and profitability depend, in part, on our ability to respond to technological advances and to successfully develop and market new products that achieve market acceptance. This industry has been historically marked by very rapid technological change and the frequent introduction of new products. While we have been engaged in development of equipment suitable for on-site treatment of RMW by small quantity generators (such as doctors' offices and clinics), we might not be able develop new products that will realize broad market acceptance. (See "The Company; Development of Medclean 30 and 50 Systems" below.)

The Company's existing products may not be able in the future to meet changes in environmental laws and regulations regarding regulated medical waste.

The future of our business will depend on our ability to respond to any future changes in the federal, state and local regulatory environment. Since the Company does not itself generate medical waste and is not itself in control of, nor does it handle, the medical waste but only sells its equipment to meet its contractual obligations to its customers, it is not itself currently subject to regulations with respect to the disposal of RMW; however, any change in this regulatory regime in the future could have a material adverse effect on the Company's operations.

The nature of our business exposes us to professional and product liability claims, which could materially adversely impact our business and profitability.

The malfunction or misuse of our MedClean Systems may result in damage or injury to property or persons, as well as violation of various health and safety regulations, thereby subjecting us to possible liability. Although our insurance coverage is in amounts and deductibles we believe prudent in our business, and we have not experienced any claims made or lawsuits instituted against us with regard to any such damage or violations, such insurance might not be sufficient to cover any potential liability. Further, in the event of either adverse claim experience or insurance industry trends, we may in the future have difficulty in obtaining product liability insurance or be forced to pay very high premiums, and our present coverage might not continue to be available on commercially reasonable terms or at all. In addition, insurance might not adequately cover any product liability claim against us. However, we do believe our insurance coverage is adequate to cover any claims made, and we review our insurance requirement with our insurance broker at least annually.

Other parties may assert that our technology infringes on their intellectual property rights, which could divert management time and resources and possibly force us to redesign our products.

Developing products based upon new technologies can result in litigation based on allegations of patent and other intellectual property infringement. While no infringement claims have been made or threatened against us, third parties might assert infringement claims against us in the future, and such assertions by such parties might result in costly litigation in which they might prevail. In addition, we may not be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce or cease operations, and even if we are successful in a litigation to defend such claim, there may be adverse effects due to the significant expenses related to defending the litigation.

The loss of certain members of our management team could adversely affect our business.

Our success is highly dependent on the continued efforts of Damien R. Tanaka and Kevin Dunphy, who are our key management persons. Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense. Neither Mr. Tanaka nor Mr. Dunphy plan to retire or leave us in the near future. However, we may not be successful in attracting and/or retaining key personnel in the future. Our failure to do so could adversely affect our business and financial condition. We have employment agreements with all of our management personnel but we do not carry any "key-man" insurance on the lives of any of our officers or employees.

Dependence on principal customer.

We have one principal customer, Aramark Management Services Partnership (see "Aramark Agreement," below) Revenues for this customer amounted to approximately $1,722,000 and $1,203,000 for the 2006 and 2005 fiscal year, respectively. The loss of our principal customer would have a significant adverse impact on our business. We have no operations outside the United States and the Commonwealth of Puerto Rico.

Competition.

There are numerous methods of handling and disposing of RMW, of which our technology is one of the available systems. We are not aware of any competitive product that is similar to the MedClean Systems with respect to its design, compactness and customer-friendly use. We believe that our MedClean Systems, due to their ability to be used on-site, competitive costing and ease of use, offer a significant advantage over RMW systems offered by our competitors. Nevertheless, a different or new technology may supplant us in the market. Further, we might not be successful in the deployment of our systems in the marketplace, and other companies predominate in the waste removal business, with substantially greater resources and market visibility than us, may try to develop similar systems.

Control by holders of Series A and B Preferred Stock.

The Investors Group (see "Selling Holders") beneficially own all of the Company's Series A Preferred Stock and Series B Preferred Stock, all of which are convertible into an equal number of shares of the Company's Common Stock. These shares of Preferred Stock have the same voting rights as the Common Stock. In addition, the Investors Group also has warrants related to the two series of Preferred Stock that can be converted into the Company's Common Stock. If all of these shares were converted and the related warrants exercised, the Investors Group would collectively own approximately 53% of the Common Stock on a fully-diluted basis. The holders of the Preferred Stock and Mr. Damien R. Tanaka are parties to a Stockholders' Agreement (see "Stockholders Agreement" below) by which Mr. Tanaka is entitled to elect a majority of the board of directors; however, in most other matters submitted to the stockholders of the Company, the holders of the Series A and B Preferred Stock, if such holders were to vote in the same manner, may determine the resolution of matters to be acted upon by stockholders. The interests of the Investors Group may conflict with the interests of the holders of the Company's Common Stock.

Market Risks

There is only a volatile limited market for our Common Stock.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board. Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. Since January 1, 2005 (after giving effect to a 1:5 reverse split of the Common Stock in November, 2005), the Common Stock traded on the OTC Bulletin Board from a high bid of $1.75 to a low of $0.30 per share. See "Market for our Common Stock." General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our Common Stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

We have never paid dividends and we do not anticipate paying dividends in the future.

We do not believe that we will pay any cash dividends on our Common Stock in the future. We have never declared any cash dividends on our common stock, and if we were to become profitable, it would be expected that all of such earnings would be retained to support our business. In addition, cumulative dividends are payable on the Series A and Series B Preferred Stock before any dividends may be paid on the Common Stock. Since we have no plan to pay cash dividends, an investor would only realize income from his investment in our shares if there is a rise in the market price of our Common Stock, which is uncertain and unpredictable.

We are subject to penny stock regulations and restrictions.

The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 17, 2006, the closing bid and asked prices for our Common Stock were $0.75 and $1.00 per share and therefore, it is designated a "Penny Stock." As a Penny Stock, our Common Stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our Common Stock might not qualify for exemption from the penny stock restrictions. In any event, even if our Common Stock were exempt from the Penny Stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Certain provisions of our charter could discourage potential acquisition proposals or change in control.

Our Board of Directors, without further stockholder approval, may issue preferred stock that would contain provisions that could have the effect of delaying or preventing a change in control or which may prevent or frustrate any attempt by stockholders to replace or remove the current management. The issuance of additional shares of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control to others.

ITEM 2 - DESCRIPTION OF PROPERTY

The Companies presently lease approximately 11,856 square feet of combined office and warehouse space on the upper level of a building at 3 Trowbridge Drive, Bethel, CT 06801 (the “Premises”) for a term of ten (10) years under a lease agreement, dated February 3, 2006. At our option, the term of lease may be renewed for an additional five (5) years. Base rent is set at the rate of $8,151.00 per month with annual increases of 3% commencing after the second year. Additional rent would be charged on a “triple net” basis for taxes, insurance and utilities. The Premises houses all the Companies’ executive, administrative, engineering, product development and project management personnel, along with space for warehousing supplies.

ITEM 3 - LEGAL PROCEEDINGS

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Information Statement filed January 8, 2007 on Form SC 14C with respect to the corporate name change of the Company, incorporated by reference.

There were no other matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	PRINCIPAL MARKET: LISTED ON THE NASDAQ OTC BULLETIN BOARD SYMBOL "ADRM.OB"

(b)	STOCK PRICE INFORMATION

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

Calendar Quarter Ended:

	High	Low
2006
March 31	$0.71	$0.71
June 30	1.04	0.62
September 30	1.02	1.02
December 31	1.00	0.30

2005
March 31	$1.30	$1.15
June 30	1.75	1.75
September 30	1.50	1.10
December 31	1.10	1.10

(c)	As of March 15, 2007 the Company had 1,354 stockholders of record. The average of the bid and asked quoted prices for the Common Stock was $0.30 on March 15, 2007.

AII had not declared or paid any dividends on its common stock in 2006 or 2005 and does not foresee doing so in the immediate future. It has never paid any cash or stock dividends, and presently intends to reinvest earnings, if any, to fund the development and expansion of the business of Aduromed. Therefore, it does not anticipate paying dividends on Common Stock in the foreseeable future. The declaration of dividends will be at the discretion of the Board of Directors and will depend upon AII’s earnings, financial position, general economic conditions and other pertinent factors.

Under their respective Certificates of Designations filed with the Delaware Secretary of State the Series A Preferred Stock and the Series B Preferred Stock issued by AII have dividend rights ranking senior to any dividend rights of the shares of Common Stock. The holders of both the Series A Preferred Stock and the Series B Preferred Stock issued by AII are entitled to receive dividends out of funds legally available therefor at the annual rate of six percent (6%) of the price paid for each share of Series A Preferred Stock and Series B Preferred Stock ($0.31755) payable on each March 15 and September 15. Dividends are cumulative on a daily basis and unpaid dividends will be compounded on each payment date.

The Company did not purchase any shares of its securities in 2006.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-KSB for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report on Form 10-KSB. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net Revenue

Total revenue for 2006 more than doubled to $4,594,347 compared with $1,989,285 for 2005. Of the revenue increase, $2,544,097 was attributable to an increase of revenues derived from sales of our MedClean system and a $60,965 increase for the sale of consumables, component parts and service contracts. Contract backlog as of December 31, 2006 was $788,217.

Revenues from our MedClean product for 2006 were $4,138,720 and $1,594,623 in 2005. The increased revenue was attributable to activities on new contracts awarded in 2006.

Revenues derived from the sale of consumables, component parts and service contracts increased by $60,965 or 15.4% to $455,627 from $394,662 in 2005. The revenue was attributable to increased orders for consumable products and service contracts from hospitals that have previously purchased our MedClean system compared to last year.

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

Gross Profit

The gross profit for 2006 was $1,301,689 (28.3% of total revenue) compared with a gross profit of $164,223 (8.2% of total revenue) for 2005, an increase of $1,137,466. Gross profit was favorably impacted by an increase in the activity level in addition to improved operating and procurement efficiencies in 2006 as compared to 2005.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2006 was $4,613,118 compared with $2,125,368 for 2005, an increase of $2,487,750.  The operating expenses for 2006 was primarily the result of increasing the Company’s support from professional service providers and increasing its staffing to satisfy anticipated growth and compliance with reporting requirements as a public company as a result of the reverse merger in January 2006. The increases included salaries and wages for additional personnel of $850,456, depreciation on increased capital spending of $48,010, travel and entertainment of $179,493 health and business insurances of $236,808, investor relations, audit and legal expenses of $337,634 and increased ongoing costs of rent, IT and office supplies amounted to $183,016. All other operating expenses increased $50,333 net. Pursuant to the terms of the Merger, the Company accrued $602,000 in liquated damages from May 25, through November 15, 2006 as which time the Company’s registration statement was declared effective. Liquated damages accrued at 1 ½% per month on the $7 million invested.

Interest (Income) Expense

Interest income for 2006 was $77,608 compared with $2,726 of interest income in 2005. The Company invests its excess cash in a money market account. As of December 31, 2006 the interest rate was 3.73%.

Interest expense for 2006 was $48,490 compared with $435,851 in 2005. In 2005, we recognized one time non-cash financing costs associated with the issuance of common stock and amortization expense for warrants issued amounting to $377,441.

Net loss

Net loss for 2006 was $(3,282,311) compared to a net loss for 2005 of $(2,394,270).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for 2006 was $(3,686,543) or $(0.18) cents per share (basic and diluted), compared to a net loss of $(2,434,051) or $(0.13) cents per share (basic and diluted) for 2005.

During 2006, the Company accrued $404,232 in dividends with an interest rate of 8% through January 22, 2006 on $1,989,030, the value received for the series A preferred stock and an interest rate of 6% on $7,000,000 thereafter, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital are as follows:

	December 31,
	2006	2005
Cash on hand	$1,892,336	$407,058
Working Capital	$234,139	$71,653

On January 23, 2006, Aduromed purchased controlling interest in AII, a shell company for $600,000,

followed on the same date by a reverse merger transaction in which Aduromed Corporation became a wholly owned subsidiary of AII.

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

To date, the Company purchased $415,625 in fixed assets. The Company anticipates purchasing approximately $250,000 in additional fixed assets in 2007.

Net cash used in operating activities totaled $2,445,689 and $1,804,294 for the years ended December 31, 2006 and 2005, respectively.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. For 2006, the Company increased its inventory on hand by $593,765 to $639,806 in anticipation of new business expected in 2007. The accounts payable balance as of December 31, 2006 and 2005 was $1,061,203 and $224,958, respectively.

Cash expected to be generated from operating activities, together with funds available resulting from the proceeds of the private placement, are expected, under current conditions, to be sufficient to finance the Company’s planned operations over the next twelve months. As we start to increase our penetration in the United States market, we will need to expand our customer service and technical support capabilities to meet the needs of our clients. We may require additional working capital or other funds in the future should we modify our current business plan or undertake any acquisitions.

To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various entities. These initiatives have resulted in a signed term sheet with one such investment entity. Under the terms of the arrangement, this investment entity would invest $5 million in the Company and receive 12,500,000 shares of Series C Preferred Stock, which is parri passu in rank with the existing preferred stock of the Company. This investment entity would also receive 6,250,000 warrants to purchase shares of Common Stock of the Company at $0.40 per share. This arrangement is subject to typical closing conditions and the parties are currently involved in due diligence regarding the Company. The terms of this arrangement calls for a closing on or before April 23, 2007. There can be no assurance that this or other such funding initiatives will be successful. Further, any equity placement could result in substantial dilution to current stockholders.

AII has an obligation to pay liquidated damages from May 24, 2006 through November 16, 2006, the date on which the Company’s registration statement became effective, at a rate of 1 ½% per month on the $ 7 million invested in the Company. To date we have accrued $602,000.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $444,013 in dividends payable.

Controls and Procedures

As of December 31, 2006, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

ITEM 7 - FINANCIAL STATEMENTS

ADUROMED INDUSTRIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

INDEX	Page

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheet as of December 31, 2006	F2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	F3

Consolidated Statements of Stockholders’ Equity (Deficit) for the two year period ending December 31, 2006	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F5

Notes to Consolidated Financial Statements	F6

Child, Van Wagoner & Bradshaw, PLLC
A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107	PHONE: (801) 281-4700 FAX: (801) 281-4701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
ADUROMED INDUSTRIES, INC.
Bethel, Connecticut

We have audited the consolidated balance sheet of AUDROMED INDUSTRIES, INC. (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the periods ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADUROMED INDUSTRIES, INC. as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the periods ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 23, 2006

ADUROMED INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEET

December 31,
ASSETS	2006
Current assets
Cash	$1,892,336
Accounts receivable (net of $16,100 allowance)	175,237
Revenues in excess of billings	158,215
Inventory	639,806
Prepaid expenses	51,528
Total current assets	2,917,122

Property, plant and equipment, net	435,221

Long term deposits	18,488

Total assets	$3,370,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,061,203
Deferred revenue	68,103
Dividends payable	444,013
Accrued liquidated damages	602,000
Billings in excess of revenue	366,064
Current portion of notes payable	141,600
Total current liabilities	2,682,983

Long term liabilities
Notes payable, less current portion	70,677
Notes payable to related parties	179,547
Total long term liabilities	250,224

Total liabilities	2,933,207

Stockholders' deficit
Preferred stock: $.0001 par value; 40,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204
Common stock: $.0001 par value;100,000,000 shares authorized; 20,683,257 shares issued and outstanding	2,068
Additional paid-in capital	7,539,326
Accumulated equity	(7,105,974)
Total stockholders' equity	437,624

Total liabilities and stockholders' equity	$3,370,831

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2006	2005
Revenues
Contract revenues earned	$4,138,720	$1,594,623
Sales and service revenues	455,627	394,662
Total revenues	4,594,347	1,989,285

Cost of sales	3,292,658	1,825,062

Gross profit	1,301,689	164,223

Operating expenses
Salaries and wages	1,707,062	856,606
General and administrative expenses	2,846,245	1,256,961
Depreciation expense	59,811	11,801
Total operating expenses	4,613,118	2,125,368

Loss from operations	(3,311,429)	(1,961,145)

Other income and expenses
Interest income	77,608	2,726
Interest expense	(48,490)	(435,851)
Total other income and expenses	29,118	(433,125)

Net loss before income taxes	(3,282,311)	(2,394,270)

Provision for income tax benefit	-	-

Net loss	$(3,282,311)	$(2,394,270)

Basic and diluted net loss per common share	$(0.18)	$(0.13)

Weighted average common shares outstanding	20,643,910	19,001,152

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEAR PERIOD ENDING DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance December 31, 2004	-	$-	16,426,045	$1,643	$438,457	$(985,380)	$(545,280)

Stock issued with convertible debt			628,250	63	184,142		184,205
Warrants issued with convertible debt					49,281		49,281
Stock issued with convertible debt			359,000	36	105,224		105,260
Warrants issued with convertible debt					20,984		20,984
Stock issued with convertible debt			359,000	36	105,484		105,520
Warrants issued with convertible debt					20,926		20,926
Stock issued on note conversion			690,357	69	202,864		202,933
Stock issued as compensation			538,500	53	158,227		158,280
Stock options compensation					300,658		300,658
Issuance of Series A preferred stock	6,263,702	626			1,988,404		1,989,030
Costs of issuance					(274,551)		(274,551)
Preferred stock dividend						(39,781)	(39,781)
Netl loss for the year	-	-	-	-	-	(2,394,270)	(2,394,270)
Balance December 31, 2005	6,263,702	$626	19,001,152	$1,900	$3,300,100	$(3,419,431)	$(116,805)

Issuance of Series B preferred stock	15,780,160	1,578	-	-	5,009,392		5,010,970
Costs of issuance					(568,629)		(568,629)
Stock issued on note conversion			341,050	34	99,966		100,000
Stock issued on note conversion			341,050	34	99,966		100,000
Stock issued for purchase of AII(1) & recapitalization			1,000,005	100	(600,100)		(600,000)
Warrants and options issued for services					198,631		198,631
Preferred stock dividend						(404,232)	(404,232)
Net loss for the year						(3,282,311)	(3,282,311)
Balance December 31, 2006	22,043,862	$2,204	20,683,257	$2,068	$7,539,326	$(7,105,974)	$437,624

(1) Name changed from General Devices Inc to Aduromed Industries Inc.(AII) on January 30, 2007

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,282,311)	$(2,394,270)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services and interest	-	556,198
Warrants and options issued for services	198,631	391,849
Depreciation expense	59,811	11,801
Bad debt allowance	-	(18,178)
Changes in operating assets and liabilities:
Accounts receivable	(92,288)	131,660
Loans receivable		(24,032)
Revenues in excess of billings	(1,748)	(97,283)
Inventory	(593,765)	16,304
Prepaid interest	(26,997)	(24,531)
Long term advances	64,472	(26,999)
Accounts payable and accrued liabilities	423,778	(246,069)
Deferred revenue	34,432	33,671
Billings in excess of revenue	366,064	(84,053)
Dividends payable	404,232	(30,362)
Net cash used in operating activities	(2,445,689)	(1,804,294)
Cash flows from investing activities:
Purchase of fixed assets	(415,625)	(79,217)
Net cash used in investing activities	(415,625)	(79,217)
Cash flows from financing activities:
Acquisition of shell company	(600,000)	-
Proceeds from convertible notes payable	-	750,000
Repayment of convertible notes	-	(350,000)
Proceeds from notes payable	-	186,658
Interest on notes payable to related parties	11,700	11,700
Repayments of notes payable	542,551	(3,903)
Repayments of notes payable to related parties	(50,000)	(30,323)
Proceeds from issuance of preferred stock	5,010,970	1,989,030
Costs of issuance of preferred stock	(568,629)	(274,551)
Net cash provided by financing activities	4,346,592	2,278,611
Increase in cash and cash equivalents	1,485,278	395,100
Cash and cash equivalents, beginning of period	407,058	11,958
Cash and cash equivalents, end of period	$1,892,336	$407,058
Supplemental disclosures of cash flow information:
Cash paid for interest	$38,013	$64,491
Cash paid for income taxes	$-	$250
Supplemental disclosures of noncash investing and financing activities:
Conversion of note to stock	$200,000	$200,000

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has available cash and cash equivalents of approximately $1,892,000 at December 31, 2006 which it intends to utilize for working capital purposes and to continue developing its business.  The Company believes with the combination of its cash resources and the perceived strong demand for its product and the resulting cash from the execution of the anticipated new business, that it will have adequate funds to meet the cash requirements of the Company beyond December 31, 2007. However, the Company cannot insure the timing associated with new contracts for its MedClean systems being awarded as anticipated or that it will receive these contracts at all.

To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. These initiatives have resulted in a signed term sheet with one such investment entity. Under the terms of the arrangement, this investment entity would invest $5 million in the Company and receive 12,500,000 shares of Series C Preferred Stock, which is parri passu in rank with the existing preferred stock of the Company. This investment entity would also receive 6,250,000 warrants to purchase shares of Common Stock of the Company at $0.40 per share. This arrangement is subject to typical closing conditions and the parties are currently involved in due diligence regarding the Company. The terms of this arrangement calls for a closing on or before April 23, 2007.  There can be no assurance that this or other such funding initiatives will be successful. Further, any equity placement could result in substantial dilution to current stockholders.

2. BUSINESS DESCRIPTION - ORGANIZATION

Effective January 30, 2007, the issuer (“AII” or “Company”) changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed Corporation, a Delaware corporation (“Aduromed”), whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in AII. Aduromed is the Company’s sole operating entity. Reference is sometimes made to the “Companies” when describing the business and operations of the combined entities. Otherwise the term “Company” refers only to AII.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS DESCRIPTION - ORGANIZATION (continued)

The Company designs, fabricates and installs systems to treat regulated medical waste on site. Its principal products are the Aduromed MedClean™ series systems. AII through its subsidiary, provides MedClean™ systems to hospitals and other medical facilities as efficient, safe, cost-effective and legally-compliant solutions as alternatives to incineration or off-site hauling of untreated medical waste and to other types of alternative treatment technologies and methodologies.

Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of AII’s Common Stock, and each holder of Aduromed's series A preferred stock (par value $0.01 per share) became entitled to 1.795 shares of AII’s Series A Preferred Stock. In addition, warrants previously issued to certain Aduromed Preferred Holders entitling them to purchase a total of 3,489,527 shares of Aduromed’s common stock at $0.68 per share were converted into AII warrants ("Series A Investor Warrants") to purchase 6,263,702 shares of AII Common Stock at $0.37883 per share.

Pursuant to the Merger, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by AII to purchase AII shares of Common Stock at a conversion rate of 1.795 shares of AII Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795. The modifications of these options did not result in any additional stock compensation expense under FAS 123 (R).

Under the terms of the Merger, AII agreed to assume the obligations of Aduromed under the Securities Purchase Agreement, dated as of September 30, 2005, between the Aduromed Preferred Holders and Aduromed as amended by the Amended and Restated Securities Purchase Agreement dated as of January 23, 2006; and, pursuant thereto, on January 23, 2006 the Company issued 15,780,160 shares of AII Series B Preferred Stock and 15,780,160 warrants ("Series B Investor Warrants"), each to purchase 15,780,160 shares of AII Common Stock at $0.31754 and $0.37883 per share, respectively, to the Aduromed Preferred Holders in consideration for their investing an additional $5,010,970.04 in AII. (The Series A Investor Warrants and the Series B Investor Warrants are hereinafter referred to collectively, as the "Investor Warrants".)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the year ending December 31, 2006 and 2005 amounting to 40,773,639 and 22,339,093 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the year ending December 31, 2006 and 2005 amounting to 22,043,862 and 6,263,702 respectively of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	2006	2005
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(3,282,311)	$(2,394,270)
Dividend payable to preferred stockholders	(404,232)	(39,781)
Net loss to common stockholders	$(3,686,543)	$(2,434,051)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	20,643,910	19,001,152

Basic and diluted EPS (LPS)	$(0.18)	$(0.13)

USE OF ESTIMATES

The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2006, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $1,743,000.

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

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. For the year ended December 31, 2006, we recognized approximately $1,722,000 or 37% of total revenue in revenue from Aramark. In 2005, this one customer accounted for approximately $1,203,000 or 60% of our revenues. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $16,100 as of December 31, 2006 and 2005.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Vehicles	41,338	41,338
Office Furniture	179,709	19,448
Computers and Accessories	170,322	32,955
Leasehold Improvements	117,997	-
	509,366	93,741
Accumulated Depreciation	74,145	14,334
	435,221	79,407

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $639,806 and $46,041 as of December 31, 2006 and 2005 respectively and is stated at the lower of cost or market. The following table summarizes these assets as of December 31, 2006 and 2005:

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2006	2005
Component & spare parts	$ 528,734	$ 29,122
Consumables	26,839	16,919
Advance payments	84,233	0
Total Inventory	$ 639,806	$ 46,041

BUSINESS COMBINATION

On January 23, 2006, Aduromed Corporation became the wholly owned subsidiary of Aduromed Industries Inc following the Merger and is the sole operating unit.

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2006 and 2005 the Company had $68,103 and $33,671 in deferred revenue from maintenance agreements.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were three outstanding contracts at December 31, 2006 and one outstanding contract at December 31, 2005. The following table summarizes these outstanding contracts:

Contract Amount	Revenue Recognized	Amounts Billed	Revenues in excess of Billings	Billings in excess of Revenues
Outstanding contracts at December 31, 2006
1,327,930	644,589	995,948	-	351,359
1,961,600	1,946,895	1,961,600	-	14,705
993,544	903,373	745,158	158,215	-
			158,215	366,064

5. NOTES PAYABLE - SHORT-TERM

In connection with the acquisition of an interest in Aduromed Corporation’s predecessor, 3% of sales through 2005 were due to two individuals on a quarterly basis. These obligations have been converted to notes payable. These notes bear no interest and have no maturity date. These notes payable were $129,300 on both December 31, 2006 and 2005. The Company intends to settle these notes by December 31, 2007.

6. NOTES PAYABLE - LONG-TERM

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank’s prime interest rate adjusted quarterly (8.25% at December 31, 2006 and 7.25% at December 31, 2005). The balance of $50,000 is due in 2012.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a note payable on a capital lease due to a third party. The note bears interest at 11.8%, requires payments of $434 per month through September 2008 and is secured by the equipment purchased. The balance of the note at December 31, 2006 and December 31, 2005 was $8,192 and $12,168, respectively.

The Company has a note payable on a vehicle purchase due to a third party. The note bears interest at 5.85%, requires payments of $591 per month through November 2010 and is secured by the purchased vehicle. The balance on the note at December 31, 2006 and December 31, 2005 was $24,785 and $30,257, respectively.

7. NOTES PAYABLE TO RELATED PARTIES

There is an outstanding note payable to a shareholder. The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. The following summarizes the balances due on December 31, 2006 and 2005:

	December 31,
	2006	2005
Principal	$97,500	$97,500
Accrued Interest	82,047	70,347
Total	$179,547	$167,847

8. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2006	2005
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(1,000,088)	(820,397)
State	(238,495)	(140,606)
	(1,238,583)	(961,003)
Current and deferred	(1,238,583)	(961,003)
Valuation allowance	1,238,583	961,003
Total	$-	$-

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2006	2005
Tax at statutory rate	$(1,099,625)	$(837,995)
Non-deductible expenses	18,449	20,648
State income tax (benefit)	(157,407)	(143,656)
Valuation allowance	1,238,583	961,003
	$-	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2006	2005
Deferred tax assets - Tax NOL	$2,460,383	$(1,221,800)
Valuation allowance	(2,460,383)	1,221,800
	$-	$-

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company has available at December 31, 2006 unused federal and state net operating loss carryforwards totaling $6,159,930 that may be applied against future taxable income that expire in the years 2007 through 2021. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $2,460,383. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LEASE COMMITMENTS

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 36 months. The annual non-cancelable operating lease payments on equipment and vehicles are as follows:

2007	$17,640
2008	15,600
2009	3,213
2010	-
2011	-
Thereafter	-
$36,453

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

2007	$97,812
2008	99,788
2009	102,752
2010	105,716
2011	108,847
Thereafter	505,294
$1,020,209

10. PREFERRED STOCK

On January 23, 2006, pursuant to the terms of the Merger, the former holders of 3,489,527 shares of Aduromed's series A preferred stock of (par value $0.01 per share) became holders of all 6,263,702 shares of the Company's designated Series A Preferred Stock (par value $0.0001) plus warrants to purchase 6,263,702 shares of the Company's common stock.

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

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMON STOCK

On January 23, 2006, pursuant to the Merger Agreement the former holders of Aduromed's 10,965,600 outstanding shares of common stock (par value $0.01 per share) became the holders of 19,683,254 shares of common stock (par value $0.0001) of the 20,683,257 outstanding shares of the Company's common stock.

On January 31, 2006, 682,100 shares of common stock were issued to two convertible note holders who converted the full value of their notes at $0.29 per share for a value of $200,000.

12. STOCK OPTIONS AND WARRANTS

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

Stock option and warrant transactions are summarized as of December 31, 2006 and 2005 as follows:

	Stock Options		Warrants
	December 31,		December 31,
	2006	2005	2006	2005
Outstanding - beginning of year	10,477,774	5,393,975	11,861,319	4,161,618
Granted	450,000	5,721,024	17,984,546	8,956,201
Exercised	-	-	-	-
Forfeited	-	637,225	-	1,256,500
Outstanding - end of period	10,927,774	10,477,774	29,845,865	11,861,319

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information with respect to the above-referenced stock options and warrants outstanding at December 31, 2006:

	Number Outstanding	Exercise Price Range	Weighted Average Exercise Price	Weighted Average Life in Years
Options	10,927,774	$0.05 - $0.55	$0.10	7.0
Warrants	29,845,865	$0.05 - $0.56	$0.39	5.0

The following table provides certain information with respect to the above-referenced stock options and warrants exercisable at December 31, 2006:

	Number Exercisable	Exercise Price Range	Average Exercise Price	Average Life in Years
Options	5,453,808	$0.05 - $0.13	$0.08	5.3
Warrants	29,845,865	$0.05 - $0.56	$0.39	5.0

The estimated fair values at date of grant were $.15 to $.42 for the options granted above, using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3 - 10
Interest rate	4.75% - 6%
Volatility	0.01% - 5%
Dividend yield	0%

Pursuant to the Merger, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by AII to purchase AII shares of Common Stock at a conversion rate of 1.795 shares of AII Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795. The modifications of these options did not result in any additional stock compensation expense under FAS 123 (R).

13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction.” This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The statements applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in the fiscal years beginning after December 15, 2005. Management does not believe this pronouncement will have a material impact on the Company’s consolidated results of operations and financial condition.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7. “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”, which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. In September 2005, the FASB ratified the following consensus reached in EITF Issue 05-08 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”): a) the issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes’, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes; b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled; and c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. Both of these issues are effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” Management does not believe this pronouncement will have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

 In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a material effect on the Company’s consolidated results of operations and financial condition.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact of the adoption of SFAS No. 157 will have on the Company’s consolidated results of operations and financial condition and is currently not in a position to determine such effect.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated results of operations and financial position.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2006, Amper, Politziner & Mattia, P.C., Certified Public Accountants, ceased to act as the independent registered public accountant of the Company, and their client-auditor relationship thereupon ended.

Pursuant to action by the Company's Board of Directors, the Company accepted the resignation of Amper, Politziner & Mattia, P.C. in contemplation of its retaining Child, Van Wagoner & Bradshaw, PLLC, Certified Public Accountants, as its certifying accountants for the fiscal year ended December 31, 2005.

On February 9. 2006, pursuant to action taken by its Board of Directors, the Company so retained Child, Van Wagoner & Bradshaw, PLLC as its certifying accountants for the fiscal year ended December 31, 2005, replacing Amper, Politziner & Mattia, P.C.

No report on the financial statements of the Company issued by Amper Politziner & Mattia, P.C. during the last two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any disagreements during the last two fiscal years and through January 24, 2006, between Amper, Politziner & Mattia, P.C. and the Company concerning any matter of accounting principles or practices, financial statement, disclosure or auditing scope or procedure, which disagreements if not resolved would have required Amper, Politziner & Mattia, P.C. to make reference to the subject matter thereof in connection with its report. During the last two fiscal years and through January 24, 2006, none of the events listed in Items (1) through (3) of Item 304(b) of Regulation S-B has occurred; and during such period the Company has not consulted with Child, Van Wagoner & Bradshaw PLLC concerning any matter referred to under paragraph (i) or (ii) of Item 304(a)(2) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

COMPLIANCE WITH SECTION 404 OF SARBANES-OXLEY ACT

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") by December 31, 2007, the Company expects to begin in fiscal 2007, the system and process documentation and evaluation needed to comply with Section 404. The Company believes this process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

ITEM 8B - OTHER INFORMATION

None

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

As of March 30, 2007 the directors and executive officers both AII and Aduromed were as follows:

Damien R. Tanaka	63	Director, President and CEO
Kevin T. Dunphy	58	Director, Chief Financial Officer and Treasurer
Jay S. Bendis	60	Director
Elan Gandsman	65	Director
Ronald A. LaMorte	69	Director
Paul Farrell	44	Director

Following is a brief summary of the background and experience of each director and executive officers of AII and Aduromed:

Damien R. Tanaka is the Chairman, President and CEO of AII, and Kevin T. Dunphy is the Chief Financial Officer and Treasurer. Both men hold similar titles at Aduromed, and are members of the Board of Directors of both companies.

Mr. Tanaka is and has been the President and Chief Executive Officer of Aduromed since its organization in 2002. He had comparable executive responsibilities as a member and manager of Aduromed's predecessor, a Connecticut limited liability company formed in 1997 and reorganized in 2002 under the Delaware General Corporation Law as the present Aduromed Corporation.

Mr. Dunphy joined Aduromed in 2005 as its Chief Financial Officer, and was appointed the company's corporate Treasurer and a member of its board of directors. From 1999 through 2004 he held various accounting and finance positions at FuelCell Energy, Inc. in Danbury, Connecticut, a company engaged in development and manufacture of high temperature fuel cell products. From July to December 2004 he served as FuelCell’s Director of Finance Technology Group; previous to that he was its Corporate Controller. During the period from January to May 2005 he was an independent consultant. Mr. Dunphy holds a BS degree in accounting from Mercy College and an MBA from Long Island University.

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

Mr. Bendis has, during the past five years, been president of Transfer Technology Consultants in Akron, Ohio, specializing in transferring new product concepts from design to commercialization. In 2005 he became president and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point care testing. He is presently a partner in the Crystal Corridor Group which works with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology. Since 2003 he has served as chairman of the board of Imaging Diagnostic Systems in Plantation, Florida, a company that has developed an imaging device to aid in detection and management of breast cancer. He holds a BA degree in marketing from Kent State University. Mr. Bendis owns 269,250 shares of the Company’s Common Stock.

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

Mr. Farrell is a Managing Director of Pequot Capital Management, Inc. responsible for covering a diversified number of sectors for the small/mid cap strategy with a primary focus on the financial services, industrial and consumer industries. Mr. Farrell joined Pequot Capital Management in 2001. Previously, he was a Partner at WR Capital Partners, LLC. Prior to that, he held several positions at Goldman Sachs Asset Management, including Managing Director and Chief Investment Officer of the U.S. value investment team. Before Goldman, he was a Managing Director and portfolio manager at Plaza Investments. Mr. Farrell received a BA and MA in economics from Yale University.

SIGNIFICANT EMPLOYEES

Stephen Birch	35	Vice President of Business Development of Aduromed Corporation
Robert C. Meyer	51	Vice President of Operation and Marketing of Aduromed Corporation
Timothy R. Hertweck	52	Vice president of Sales of Aduromed Corporation

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

Mr. Meyer joined Aduromed as its Vice President Operations and Marketing on January 1, 2006. With his background from 1996 to 1999 in developing market strategies for innovative consumer products as a vice president of the Pepsi-Cola Company, in Purchase, New York, he then became associated, during the period 2000-2003, with the consulting firm Advanced Materials Partners, Inc. in New Canaan, Connecticut, as Vice President, assisting clients in development of innovative products. In 2004 he was Executive Vice President of CCM Marketing Communications, Inc., New York City advertising and promotion firm with clients in the consumer products area. He left CCM later in 2004 and throughout 2005 has been Managing Partner of Insight to Innovation, LLC, in Wilton Connecticut, a consulting firm devoted to developing growth strategies and product innovations for its clients. It was in that capacity as a consultant in 2005 that he commenced his association with Aduromed. Mr. Meyer owns 179,500 of the Company's Common Stock. Mr. Meyer holds a BS degree in mechanical engineering from Trinity College, an MME in mechanical engineering from Rensselaer Polytechnic Institute and an MBA from the Columbia Graduate School of Business.

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

COMPLIANCE WITH SECTION 16(a)

Based solely upon its review of copies of Forms 3, 4 and 5 received by it or representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2006 there were the following delinqencies with the Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders:

Name	Position	Number of late reports	Number of transactions not reported on a timely basis
Jay Bendis	Director	1	1
Ronald LaMorte	Director	2	2
Elan Gandsman	Director	2	2
Paul Chan	10% owner	2	2
Norman Kristoff	10% owner	1	1

CODE OF ETHICS

The Company has adopted, effective March 30, 2007, a new Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). Stock holders may write to Ms. Carey Nevin, Administrative Manager, at the Company’s executive office. 3 Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of Ethics, and the Company will provide a copy without charge.

AUDIT COMMITTEE FINANCIAL EXPERT

AII has a standing audit committee comprised of three (3) members of its Board of Directors. Mr. LaMorte serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 401 of Regulation S-B (17 CFR 228.401) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its two most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the year ended December 31, 2006.

Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Damien Tanaka Chairman, President/CEO	2006 2005	247,209 151,442	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	42,930 (1)
Kevin Dunphy CFO	2006 2005	137,161 77,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	21,018(2)
Stephen Birch VP Business Development	2006 2005	158,945 40,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	13,593 (3)
(Aduromed Corporation)

(1)
Includes perquisites covering supplemental term life insurance ($10,907), use of a motor vehicle ($7,921), disability benefits ($18,812) and club membership ($5,290). Mr. Tanaka does not receive any separate compensation for acting as a director of the Company or Aduromed.

(2)
Includes perquisites covering supplemental term life insurance ($2,858), use of a motor vehicle ($6,107), disability benefits ($8,751) and club membership ($3,302).Mr. Dunphy does not receive any separate compensation for acting as a director of the Company or Aduromed.

(3)	Includes perquisites covering supplemental term life insurance ($814), use of a motor vehicle ($7,096), disability benefits ($1,981) and club membership ($3,702).

The Company has a five-year employment agreement with Mr. Tanaka, dated September 30, 2005, providing that he will act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $250,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary.

The Company has a five-year employment agreement with Mr. Dunphy, dated September 30, 2005, providing that he will act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $130,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary.

The employment agreement with Mr. Birch provides that he will act as Vice President Business Development of Aduromed at a minimum annual base salary of $160,000, to be reviewed each year by the board of directors, plus a cash bonus based upon Aduromed's attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. The commencement date of his employment was October 1, 2005 and the agreement is for a five year term.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. No options were granted to any of the named executives in 2006.

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh)	Expiration Date
Damien Tanaka	-0-	-0-	-0-	-0-
Kevin Dunphy	-0-	-0-	-0-	-0-
Stephen Birch	-0-	-0-	-0-	-0-

	Fiscal Year End Option Value
Name	Number of Securities Underlying Unexercised Options at December 31, 2006 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At December 31, 2006 Exercisable ($)
Damien Tanaka	3,006,625/12,409,041	$734,518
Kevin Dunphy	329,050/1,200,234	$52,878
Stephen Birch	1,525,750/1,023,843	$245,188

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2006.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)
Jay Bendis	11,000	-0-	6,801
Elan Gandsman	12,000	-0-	6,801
Ronald LaMorte	12,000	-0-	6,801
Paul Farrell	-0-	-0-	-0-
Philip Anderson	-0-	-0-	-0-

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

Combined meetings of the boards of directors of AII and Aduromed are considered a single meeting for purposes of the foregoing compensation schedule, while the same schedule will apply to any separate meetings of Aduromed's board of directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The Company has no equity compensation plans, and therefore no securities reserved for such purposes.

The following table and footnotes set forth as of March 15, 2007, the number and percentage of the outstanding shares of Common Stock and Series A and Series B Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of AII, (ii) each executive officer, (iii) all current directors and executive officers of AII as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding (i) Common Stock, and (ii) the Series A and Series B Preferred Stock.
Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of AII’s Voting Securities

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of of Beneficial Ownership	Percentage of Class *
Common Stock	Damien R. Tanaka(1)(5)	14,570,166	34.10%
	3 Trowbridge Drive
	Bethel, CT 06801

Common Stock	Paul T. Chan(2)	1,903,697	4.46%
	300 Linden Street
	San Francisco, CA 94102

Common Stock	Norman C. Kristoff(3)	2,545,410	5.96%
	194 Upper Troy Road
	Fitzwilliam, NH 03447

Common Stock	Delphinian Quest Advisors LLC(2)(3)	1,024,147	2.40%
	194 Upper Troy Road
	Fitzwilliam, NH 03447

Common Stock	Crown Capital Pty Ltd.	1,795,000	4.14%
	45 View Street
	Peppermint Grove
	Western Australia 6011
	Australia

Common Stock	Christopher J. and Jill L. Winners (JTWROS)(4)	1,767,357	4.14%
	2100 Yacht Mischief
	Newport Beach, CA 92660

Series A and Series B Preferred	Pequot Capital Management, Inc.(5)(7)	27,840,108	65.16%
	500 Nyala Farm Road
	Westport, CT 06880

Series A and Series B Preferred	Sherleigh Associates Inc.	16,247,762	38.03%
	Defined Benefit Pension Plan(6)(7)
	920 Fifth Avenue #3B
	New York, NY 10021
	153 E. 53rd Street, 55th Floor
	New York, NY 10022

*
The Series A and B Preferred shares have equal voting rights with the outstanding shares of common stock, therefore Percentage of Class has been determined based upon the total outstanding shares of common stock plus the total outstanding shares of Preferred Stock, and, in the case of each person or group, the securities such person or group has the right to acquire within 60 days. Holders who would own 5% or more of the common stock based solely upon the outstanding number of shares of common stock have also been included in the table.

(1)
Consists of (i) 8,257,000 shares owned of record, (ii) 897,500 shares issuable upon exercise of warrants at an exercise price of $0.0557 per share, and (iii) 5,415,665.78 shares issuable upon exercise of options at an exercise price of $0.0557 per share. Brothers and sisters of Mr. Tanaka own 179,500 shares of Common Stock of record with respect to which Mr. Tanaka disclaims beneficial ownership.

(2)
Consists of (i) 704,538 shares owned of record, (ii) warrants immediately exercisable to purchase 175,012 shares at $0.5571 per share, and (iii) Mr. Chan’s indirect interest in (A) 269,250 shares of record and (B) warrants immediately exercisable to purchase 754,897 shares held by Delphinian Quest Advisors, LLC. Messrs. Chan and Kristoff each owns a 50% voting membership interest in Delphinian Quest Advisors, LLC.

(3)
Consists of (i) 1,346,250 shares owned of record, (ii) warrants immediately exercisable to purchase 175,012 shares at $0.5571 per share, and (iii) Mr. Kristoff’s indirect interest in (A) 269,250 shares of record and (B) warrants immediately exercisable to purchase 754,897 shares held by Delphinian Quest Advisors, LLC. Messrs. Chan and Kristoff each owns a 50% voting membership interest in Delphinian Quest Advisors, LLC. Mr. Kristoff’s mother, Stelle Kristoff, owns of record 364,385 shares of Common Stock with respect to which Mr. Kristoff disclaims beneficial ownership.

(4)
Consists of (i) 1,049,357 shares owned of record and (ii) 718,000 shares issuable upon exercise of warrants at an exercise price of $0.5571 per share. All of these outstanding shares and warrants are owned by Christopher J. Winners and Jill L. Winners jointly as joint tenants with rights of survivorship.

(5)
Consists of (i) 14,171,054 shares of preferred stock owned of record and immediately convertible into an equal number of common shares, and (ii) 13,669,054 shares issuable upon exercise of Series A and Series B warrants at an exercise price of $0.37883 per share Pequot Capital Management, Inc. is the investment manager for Pequot Scout Fund L.P., Pequot Mariner Master Fund, L.P., Pequot Navigator Offshore Fund, Inc., Premium Series PCC Limited--Cell 33 and Pequot Diversified Master Fund, Ltd. (collectively the "Funds") and holds all voting (except for those shares held by Premium Series PCC Limited--Cell 33) and dispositive power for all shares held of record by the Funds and may be deemed the beneficial owner of such shares. Pequot Capital Management, Inc. disclaims beneficial ownership of all shares held therein. The sole director and controlling stockholder of Pequot Capital Management, Inc. is Arthur J. Samberg.

(6)
Consists of (i) 7,872,808 shares of preferred stock owned of record and immediately convertible into an equal number of common shares, and (ii) 8,374,807 shares issuable upon exercise of Series A and Series B warrants at an exercise price of $0.37883 per share.

(7)
In accordance with the Stockholders Agreement, Pequot Capital Management, Inc. and Sherleigh Associates Inc. Defined Benefit Plan have the right to two (2) nominees to be elected members of the Company’s seven (7) member board of directors, and at least one (1) of their designees to be appointed to each committee of the board; and for so long as Mr. Tanaka remains the president and chief executive officer of the Company, the parties will cause five (5) of his nominees to be elected to the Company's board of directors.

Security Ownership of Management (Directors and Executive Officers)

Title of Security	Name and Address of Beneficial Owner	Amount and Nature of of Beneficial Ownership	Percentage of Class *
Common Stock	Damien R. Tanaka(1)	14,570,166	34.10%
	3 Trowbridge Drive
	Bethel, CT 06801

Common Stock	Kevin P. Dunphy(2)	329,083.33	<1%
	3 Trowbridge Drive
	Bethel, CT 06801

Common Stock	Jay S. Bendis (3)	319,250	<1%
	71 Springcrest Drive
	Akron, OH 44333

Common Stock	Paul D. Farrell (4)	—	—
	Pequot Capital Management, Inc.
	500 Nyala Farm Road
	Westport, CT 06880

Common Stock	Ronald A. LaMorte (5)	50,000	<1%
	36 Haystack Hill Road
	Orange, CT 06470

Common Stock	Elan Gandsman (5)	50,000	<1%
	135 College Street
	New Haven, CT 06510

Common Stock	All Directors and Executive Officers As a Group	15,318,499.33	35.85%

Preferred Stock	All Directors and Executive Officers As a Group	-0-

*
The Series A and B Preferred shares have equal voting rights with the outstanding shares of common stock, therefore Percentage of Class has been determined based upon the total outstanding shares of common stock plus the total outstanding shares of Preferred Stock, and, in the case of each person or group, the securities such person or group has the right to acquire within 60 days.

(1)
Consists of (i) 8,257,000 shares owned of record, (ii) 897,500 shares issuable upon exercise of warrants at an exercise price of $0.0557 per share, and (iii) 5,415,665.78 shares issuable upon exercise of options at an exercise price of $0.0557 per share. Brothers and sisters of Mr. Tanaka own 179,500 shares of Common Stock of record with respect to which Mr. Tanaka disclaims beneficial ownership.

(2)	Consists of 329,083.33 shares issuable upon exercise of options at an exercise price of $0.1393 per share.

(3)	Consists of (i) 269,250 shares owned of record, and (ii) 50,000 shares issuable upon exercise of an option at an exercise price of $0.55 per share.

(4)
Mr. Farrell has been appointed as a director of the Company by the Preferred Holders in accordance with the Stockholders Agreement. Mr. Farrell (Managing Director) is an employee of Pequot Capital Management, Inc., which holds voting (except for Premium Series PCC Limited--Cell 33) and dispositive power for all shares held of record by the Funds.

(5)	Represents 50,000 shares issuable upon exercise of an option at an exercise price of $0.55 per share.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2006 the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, Ronald A. LaMorte, Philip Anderson and Paul Farrell. Mr. Anderson resigned from the board of directors effective December 8, 2006 and his board seat remains vacant as of March 30, 2007. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). Mr. Anderson was a member of the Audit Committee up until the time of his resignation. Under the standards set forth in SOX, Mr. Anderson may have been considered to be an “affiliate” of the Company and may not have been considered to be independent.

For each director identified as independent above, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

ITEM 13 - EXHIBITS

All reference to Registrant’s Forms 8-K, 10-KSB, 10-QSB include reference to File No. 000-03125.

Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of December 7, 2005 by and among the Registrant, GD MergerSub, Inc. and Aduromed (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed December 12, 2005).

2.2
Amended and Restated Agreement and Plan of Merger, dated as of January 23, 2006, by and among the Registrant, GD MergerSub, Inc., GD MergerSub II, Inc. and Aduromed (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K/A, filed January 31, 2006).

2.3
Certificate of Merger of GD MergerSub II, Inc. with and into Aduromed, filed January 23, 2006 with Delaware Secretary of State (incorporated by reference to Exhibit 2 to Registrant's Form 8K/A, filed January 31, 2006).

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).
3.2	Registrant’s Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).
3.3	Registrant’s Amendment to Certificate of Incorporation, dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).
3.4	Registrant’s Bylaws (incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed July 14, 2000).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.3	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.4	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-KSB, filed April 21, 2006).
10.1
Agreement, dated as of September 1, 2004, between Registrant’s wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services Limited Partnership (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-KSB/A, filed November 11, 2006). (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission).

10.2
Agreement, dated as of April 8, 2004, between Registrant’s wholly-owned subsidiary, Aduromed Corporation, and Weima America, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-KSB/A, filed November 11, 2006). (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission).

10.3
Employment Agreement, dated as of September 23, 2005, between the Registrant's wholly-owned subsidiary, Aduromed Corporation, and Damien R. Tanaka (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-KSB, filed April 21, 2006).

10.4	Employment Agreement, dated as of January 23, 2006, between the Registrant and Damien R. Tanaka (incorporated by reference to Exhibit 10.3 to Registrant’s Form SB-2, filed March 24, 2006).
10.5
Employment Agreement, dated as of September 23, 2005, between Registrant's wholly-owned subsidiary, Aduromed Corporation,, and Kevin T. Dunphy (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-KSB, filed April 21, 2006).

10.6	Employment Agreement, dated as of January 23, 2006, between the Registrant and Kevin T. Dunphy (incorporated by reference to Exhibit 10.5 to Registrant’s Form SB-2, filed March 24, 2006).
10.7	Stock Option Agreement, dated as of September 23, 2005, between Aduromed Corporation and Damien R. Tanaka (incorporated by reference to Exhibit 10.5 to Registrant’s Form SB-2/A, filed August 14, 2006)
10.8
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Damien R. Tanaka.(incorporated by reference to Exhibit 10.6 to Registrant’s Form SB-2/A, filed August 14, 2006)

10.9	Stock Option Agreement, dated as of September 23, 2005, between Aduromed Corporation and Kevin T. Dunphy. (incorporated by reference to Exhibit 10.7 to Registrant’s Form SB-2/A, filed August 14, 2006)
10.10
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Kevin T. Dunphy. (incorporated by reference to Exhibit 10.8 to Registrant’s Form SB-2/A, filed August 14, 2006)

10.11	Stock Option Agreement, dated as of September 23, 2005, between Aduromed Corporation and Stephen Birch. (incorporated by reference to Exhibit 10.9 to Registrant’s Form SB-2/A, filed August 14, 2006)
10.12
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Stephen Birch. (incorporated by reference to Exhibit 10.10 to Registrant’s Form SB-2/A, filed August 14, 2006)

Number	Description of Exhibit

10.13
Amended and Restated Stock Purchase Agreement, dated as of January 23, 2006, by and among Halter Capital Corporation, Aduromed and the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A, filed January 31, 2006).

10.14
Amended and Restated Securities Purchase Agreement, dated as of January 23, 2006, by and among the Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K/A, filed January 31, 2006).

10.15
Amended and Restated Registration Rights Agreement, dated as of January 23, 2006, by and among Registrant, Aduromed and certain investors (incorporated by reference to Exhibit 99.4 to Registrant’s Form 8-K/A, filed January 31, 2006).

10.16
Amended and Restated Stockholders Agreement, dated as of January 23, 2006, by and among the Registrant, Aduromed and certain stockholders of Registrant (incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K/A, filed January 31, 2006).

10.17
Lease Agreement, dated February 3, 2006, by and between Aduromed Corporation and Cheyenne Company, LLC, relating to premises at 3 Trowbridge Drive, Bethel, CT 06801. (incorporated by reference to Exhibit 10.15 to Registrant’s Form SB-2/A, filed November 9, 2006).

10.18
Amendment, dated February 25, 2006, to Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services Limited Partnership. (incorporated by reference to Exhibit to Registrant’s Form 8-K, filed , 2006).

10.19
Amendment, dated March 28, 2007, to Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services Limited Partnership. (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission).*

16.1
Letter on change of certifying accountant, dated February 9, 2006, from Amper, Politziner & Mattia, P.C. to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K filed February 9, 2006).

21.1	Subsidiaries of Registrant:
Aduromed Corporation (Del.) — Company does business under its corporate name.
GD MergerSub, Inc. (Del.) — inactive
31.1	Rule 13a-14(a)/15d-14a Certification.*
31.2	Rule 13a-14(a)/15d-14a Certification.*
32.1	Section 1350 Certification.*

*	Filed herewith

(b)	Report on Forms 8-K: January 30, 2007; December 8, 2006.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2006

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner & Bradshaw, PLLC:

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2006	December 31, 2005

Audit and Audit Related Fees	$27,000	$2,000
Tax Fees	None	None
All Other Fees	$14,500(1)	None

(1)	All other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the issuance of our Form SB-2

Audit and Non-Audit Fees Paid to Amper, Politziner & Mattia, P.C.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit and Audit-Related Fees	$0	$3,150
Tax Fees	None	None
All Other Fees	$21,000(1)	None

(1)	All other fees paid to Amper Politiziner & Mattia, P.C. are related to the issuance of our Form SB-2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADUROMED INDUSTRIES, INC.
Dated:  March 30, 2007

By:  /s/ Damien R. Tanaka

Damien R. Tanaka
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated:  March 30, 2007
/s/ Damien R. Tanaka

Damien R. Tanaka
Chairman, CEO and Director
(Principal Executive Officer)
Dated:  March 30, 2007

/s/ Kevin T. Dunphy

Kevin T. Dunphy
Treasurer, CFO and Director
(Principal Financial Officer)

Dated:  March 30, 2007

/s/ Jay S. Bendis

Jay S. Bendis, Director

Dated: March 30, 2007
/s/ Elan Gandsman

Elan Gandsman, Director

Dated:  March 30, 2007
/s/ Ronald A. LaMorte

Ronald A. LaMorte, Director

Dated:  March 30, 2007

Paul Farrell, Director