Form 10QSB
period 2007-03-31
ADUROMED INDUSTRIES, INC.
filed 2007-05-14
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 000-03125

ADUROMED INDUSTRIES, INC.
(Exact Name of Small Business Issuer in Its Charter)

Delaware      21-0661726
(State or other Jurisdiction of   (I.R.S. Employer
incorporation or organization)    Identification Number)

3 Trowbridge Drive
Bethel, Connecticut 06801
(Address of Principal Executive offices)

(203) 798-1080
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  20,683,257 shares common stock (par value $0.0001 per share) outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

`
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 AND 2006	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F5

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31,
ASSETS	2007
Current assets
Cash	$1,008,111
Accounts receivable (net of $16,100 allowance)	181,095
Revenues in excess of billings	131,045
Inventory	934,494
Prepaid expenses	44,385
Total current assets	2,299,130

Property, plant and equipment, net	422,451

Long term deposits	18,488

Total assets	$2,740,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,027,129
Deferred revenue	154,963
Dividends payable	549,013
Accrued liquidated damages	602,000
Billings in excess of revenue	344,757
Current portion of notes payable	139,228
Total current liabilities	2,817,090

Long term liabilities
Notes payable, less current portion	70,561
Notes payable to related parties	182,472
Total long term liabilities	253,033

Total liabilities	3,070,123

Stockholders' deficit
Preferred stock: $.0001 par value; 40,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204
Common stock: $.0001 par value;130,000,000 shares authorized; 20,683,257 shares issued and outstanding	2,068
Additional paid-in capital	7,623,326
Accumulated deficit	(7,957,652)
Total stockholders' deficit	(330,054)

Total liabilities and stockholders' deficit	$2,740,069

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter ended
	March 31,
	2007	2006
Revenues
Contract revenues earned	$ 581,591	$ 242,114
Sales and service revenues	189,015	98,612
Total revenues	770,606	340,726

Cost of sales	512,953	343,061

Gross profit	257,653	(2,335)

Operating expenses
Salaries and wages	416,592	385,652
General and administrative expenses	568,878	511,447
Depreciation expense	23,200	7,700
Total operating expenses	1,008,670	904,799

Loss from operations	(751,017)	(907,134)

Other income and expenses
Interest income	8,869	20,062
Interest expense	(4,530)	(31,694)
Total other income and expenses	4,339	(11,632)

Net loss before income taxes	(746,678)	(918,766)

Provision for income tax benefit	-	-

Net loss	$(746,678)	$(918,766)

Basic and diluted net loss per common share	$(0.04)	$(0.05)

Weighted average common shares outstanding	20,683,257	20,008,718

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(746,678)	$(918,766)
Adjustments to reconcile net loss to
net cash used in operations:
Warrants and options issued for services	84,000	70,056
Depreciation expense	23,200	7,700
Changes in operating assets and liabilities:
Accounts receivable	(5,858)	(68,811)
Loans receivable	-	(400)
Revenues in excess of billings	27,170	(74,049)
Inventory	(294,688)	(462,639)
Prepaid interest	7,143	(5,470)
Accounts payable and accrued liabilities	(139,074)	543,160
Deferred revenue	86,860	21,068
Billings in excess of revenue	(21,307)	-
Dividends payable	105,000	-
Net cash used in operating activities	(874,232)	(888,151)

Cash flows from investing activities:
Purchase of fixed assets	(10,430)	(62,841)
Net cash used in investing activities	(10,430)	(62,841)

Cash flows from financing activities:
Acquisition of shell company	-	(600,000)
Repayment of convertible notes	-	(52,289)
Interest on notes payable to related parties	-	(50,000)
Repayments of notes payable	(2,488)	-
Repayments of notes payable to related parties	2,925	-
Proceeds from issuance of preferred stock	-	5,010,970
Costs of issuance of preferred stock	-	(498,827)
Net cash provided by financing activities	437	3,809,854

Increase in cash and cash equivalents	(884,225)	2,858,862

Cash and cash equivalents, beginning of period	1,892,336	407,058
Cash and cash equivalents, end of period	$1,008,111	$3,265,920

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,016	$7,161
Supplemental disclosures of noncash investing and financing activities:
Conversion of note to stock	$-	$200,000
Accrual of preferred stock dividends	$105,000	$89,232

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheet of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company” ,“AII”) as of March 31, 2007, the condensed consolidated statements of operations for the three month period ended March 31, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the three month period ended March 31, 2007, and the condensed consolidated statements of cash flows for the three month period ended March 31, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 31, 2007.

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

The Company has available cash and cash equivalents of approximately $1,008,000 at March 31, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.    BUSINESS DESCRIPTION - ORGANIZATION

Effective January 30, 2007, the issuer changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

On January 23, 2006, the Company merged (the “Merger”) with Aduromed Corporation, a Delaware corporation (“Aduromed”), whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in AII. Aduromed is the Company’s sole operating entity. Reference is sometimes made to the “Companies” when describing the business and operations of the combined entities. Otherwise the term “Company” refers only to AII.

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

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the quarter ending March 31, 2007 and 2006 amounting to 40,773,639 and 40,323,639 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the year ending March 31, 2007 and 2006 amounting to 22,043,862 for both periods of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	For the quarter ended March 31,
	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(746,678)	$(918,766)
Dividend payable to preferred stockholders	(105,000)	(89,232)
Net loss to common stockholders	$(851,678)	$(1,007,998)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	20,683,257	20,008,718

Basic and diluted EPS (LPS)	$(0.04)	$(0.05)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At March 31, 2007, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $900,000.

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. For the quarter ended March 31, 2007, we recognized approximately $169,685 or 22% of total revenue in revenue from Aramark. The amount was immaterial in the same period last year. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $16,100 as of March 31, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of March 31, 2007.

March 31, 2007
Vehicles	41,338
Office Furniture	180,228
Computers and Accessories	180,233
Leasehold Improvements	117,997
519,796
Accumulated Depreciation	97,345
422,451

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $934,494 as of March 31, 2007 and is stated at the lower of cost or market. The following table summarizes these assets:

March 31, 2007
Component & spare parts	$841,408
Consumables	37,168
Advance payments	55,918
Total Inventory	$934,494

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At March 31, 2007 the Company had $154,963 in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were three outstanding contracts at March 31, 2007. The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2007
1,327,930	654,191	995,948	-	341,757
993,544	990,544	993,544	-	3,000
586,414	275,276	195,471	79,805	-
430,790	194,837	143,597	51,240	-
			131,045	344,757

5. COMMON STOCK

Effective April 16, 2007, the number of authorized Common Stock of the Company, par value $0.0001, was increased from 100,000,000 to 130,000,000. A Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State Delaware on April 16, 2007

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report on Form 10-KSB. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006

Net Revenue

Total revenue for the quarter ended March 31, 2007 more than doubled to $770,606 compared with $340,726 for the same period in 2006. Of the revenue increase, $339,477 was attributable to an increase of revenues derived from sales of our MedClean system and a $90,400 increase for the sale of consumables, component parts and service contracts. Contract backlog as of March 31, 2007 was $1,328,707.

Revenues from our MedClean product for the current quarter were $581,591 and $242,114 in the same quarter of 2006. The increased revenue was attributable to activities on new contracts awarded in the period and the completion of two contracts in backlog.

Revenues derived from the sale of consumables, component parts and service contracts increased by $90,403 or 91.7% to $189,015 from $98,612 in 2006. The revenue was attributable to increased orders for consumable products and service contracts from hospitals that have previously purchased our MedClean system compared to last year.

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

Gross Profit

The gross profit for the first quarter of 2007 was $257,653 (33.4% of total revenue) compared with a gross loss of $(2,335) for 2006, an increase of $259,988. Gross profit was favorably impacted by an increase in the activity level in addition to improved operating and procurement efficiencies initiated in the second half of 2006.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the first quarter of 2007 was $1,008,670 compared with $904,799 for the same period in 2006, an increase of $103,871or 11.5%. The increases included salaries and wages for additional personnel of $57,413 who were hired in the second and third quarters of 2006, depreciation on increased capital spending in the previous year of $15,500, increased office and warehousing space leased in May 2006 amounted to $32,581 All other operating expenses decreased $1,623 net.

Interest (Income) Expense

Interest income for the quarter was $8,869 compared with $20,062 of interest income in the same period of 2006 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of March 31, 2007 the interest rate was 3.25%.

Interest expense for the current quarter was $4,530 compared with $31,694 in the same period of 2006. In the first quarter of 2006, we recognized one time non-cash financing costs associated with the issuance of common stock and amortization expense for warrants issued amounting to $24,531.

Net loss

Net loss for the current quarter was $(746,678) compared to a net loss for the same period in 2006 of $(918,766).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2007 was $(851,678) or $(0.04) cents per share (basic and diluted), compared to a net loss of $(1,007,998) or $(0.05) cents per share (basic and diluted) for the same period in 2006.

During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of March 31, 2007 are as follows:

March 31, 2007
Cash on hand	$1,008,111
Working Capital	$(517,960)

To date, the Company purchased $10,430 in fixed assets. The Company anticipates purchasing approximately $100,000 in additional fixed assets in 2007.

Net cash used in operating activities totaled $874,232 and $888,151 for the quarter ended March 31, 2007 and 2006, respectively.

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

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the first quarter of 2007, the Company increased its inventory on hand by $294,688 to $934,494 in anticipation of new business expected in 2007. The accounts payable balance as of March 31, 2007 was $1,027,129.

To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $549,013 in dividends payable.

AII has accrued $602,000 in liquated damages payable to its Preferred stockholders.

The Company with the consent of its Preferred stockholders can pay these obligations in kind with common stock based upon certain formulas contained in the stockholders purchase agreement.

Controls and Procedures

As of the three month period ended March 31, 2007 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

PART II--OTHER INFORMATION

Item 1: Legal Proceedings:

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2007.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 8, 2007 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of Incorporation to change the name of the Company from General Devices, Inc. to Aduromed Industries, Inc. Such amendment was approved by written consent of a majority of the Company’s security holders and became effective on January 29, 2007.

On March 26, 2007 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 130,000,000 shares. Such amendment was approved by written consent of a majority of the Company’s security holders and became effective on April 16, 2007.

No other matters have been submitted to security holders of the Company during the period covered by this report.

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

10.1
Amendment, dated March 28, 2007, to Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services Limited Partnership (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-KSB, filed March 30, 2007)(portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission).

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

Registrant

ADUROMED INDUSTRIES, INC.

Date: May 14, 2007	Date: May 14, 2007
By: /s/ Damien R. Tanaka	By: /s/ Kevin T. Dunphy

Damien R. Tanaka, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Kevin T. Dunphy Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)