Form 10QSB
period 2007-06-30
ADUROMED INDUSTRIES, INC.
filed 2007-08-14
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  20,728,132 shares common stock (par value $0.0001 per share) outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I--FINANCIAL INFORMATION

Item 1: Financial Statements	F1

Item 2: Management's Discussion and Analysis or Plan of Operation	3

Item 3: Controls and Procedures	7

PART II--OTHER INFORMATION

Item 1: Legal Proceedings	8

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3: Defaults Upon Senior Securities	8

Item 4: Submission of Matters to a Vote of Security Holders	8

Item 5: Other Information	8

Item 6: Exhibits	9

Signatures	10

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006	F4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2007
ASSETS
Current assets
Cash	$1,130,260
Accounts receivable (net of $14,720 allowance)	557,714
Revenues in excess of billings	85,605
Inventory	770,305
Prepaid expenses	204,990
Total current assets	2,748,874

Property, plant and equipment, net	399,068

Long term deposits	18,488

Total assets	$3,166,430

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$484,918
Deferred revenue	102,510
Dividends payable	654,013
Accrued liquidated damages	602,000
Billings in excess of revenue	565,576
Short Term secured notes payable	1,275,000
Current portion of notes payable	333,655
Total current liabilities	4,017,672

Notes payable, less current portion	60,092

Total liabilities	4,077,764

Stockholders' deficit
Preferred stock: $.0001 par value; 40,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204
Common stock: $.0001 par value;130,000,000 shares authorized; 20,683,257 shares issued and outstanding	2,068
Additional paid-in capital	7,707,325
Accumulated deficit	(8,622,931)
Total stockholders' deficit	(911,334)

Total liabilities and stockholders' deficit	$3,166,430

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	June 30,
	2007	2006
Revenues
Contract revenues earned	$532,657	$1,205,142
Sales and service revenues	228,858	125,143
Total revenues	761,515	1,330,285

Cost of sales	408,910	1,072,532

Gross profit	352,605	257,753

Operating expenses
Salaries and wages	406,352	417,770
General and administrative expenses	482,002	704,076
Depreciation expense	23,382	16,000
Total operating expenses	911,736	1,137,846

Loss from operations	(559,131)	(880,093)

Other income and expenses
Interest income	4,840	23,504
Interest expense	(5,988)	(7,532)
Total other income and expenses	(1,148)	15,972

Net loss before income taxes	(560,279)	(864,121)

Provision for income tax benefit	-	-

Net loss	$(560,279)	$(864,121)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Weighted average common shares outstanding	20,683,257	20,683,257

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six months ended
	June 30,
	2007	2006
Revenues
Contract revenues earned	$1,114,248	$1,447,256
Sales and service revenues	417,873	223,755
Total revenues	1,532,121	1,671,011

Cost of sales	921,863	1,415,593

Gross profit	610,258	255,418

Operating expenses
Salaries and wages	822,944	803,422
General and administrative expenses	1,050,880	1,215,523
Depreciation expense	46,582	23,700
Total operating expenses	1,920,406	2,042,645

Loss from operations	(1,310,148)	(1,787,227)

Other income and expenses
Interest income	13,709	43,566
Interest expense	(10,518)	(39,226)
Total other income and expenses	3,191	4,340

Net loss before income taxes	(1,306,957)	(1,782,887)

Provision for income tax benefit	-	-

Net loss	$(1,306,957)	$(1,782,887)

Basic and diluted net loss per common share	$(0.07)	$(0.10)

Weighted average common shares outstanding	20,683,257	20,683,257

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,306,957)	$(1,782,887)
Adjustments to reconcile net loss to
net cash used in operations:
Warrants and options issued for services	167,999	103,846
Depreciation expense	46,582	23,700
Charge to allowance for bad bebt	(1,380)
Changes in operating assets and liabilities:
Accounts receivable	(381,097)	(290,103)
Loans receivable	-	3,029
Revenues in excess of billings	72,610	(206,591)
Inventory	(130,499)	(187,274)
Security deposits		13,124
Prepaid expenses	(153,462)	4,531
Accounts payable and accrued liabilities	(786,285)	514,152
Deferred revenue	34,407	(5,136)
Billings in excess of revenue	199,512	482,586
Dividends payable	210,000	-
Net cash used in operating activities	(2,028,570)	(1,327,023)

Cash flows from investing activities:
Purchase of fixed assets	(10,429)	(353,323)
Net cash used in investing activities	(10,429)	(353,323)

Cash flows from financing activities:
Acquisition of shell company	-	(600,000)
Repayment of convertible notes	-	(98,776)
Issuance of convertible notes	1,275,000	-
Repayments of notes payable	(3,927)	-
Repayments of notes payable to related parties	5,850	-
Proceeds from issuance of preferred stock	-	5,010,970
Costs of issuance of preferred stock	-	(498,827)
Net cash provided by financing activities	1,276,923	3,813,367

Increase in cash and cash equivalents	(762,076)	2,133,021

Cash and cash equivalents, beginning of period	1,892,336	407,058
Cash and cash equivalents, end of period	$1,130,260	$2,540,079

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,968	$7,343
Supplemental disclosures of noncash investing and financing activities:
Conversion of note to stock	$-	$200,000
Accrual of preferred stock dividents	$205,000	$194,232

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated balance sheet of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company” ,“AII”) as of June 30, 2007, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity for the six month period ended June 30, 2007, and the condensed consolidated statements of cash flows for the six month period ended June 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

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

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of sixth months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan, estimated at $1,047,175 after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes. The Company has available cash and cash equivalents of approximately $1,130,260 at June 30, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the period ending June 30, 2007 and 2006 amounting to 43,703,139 and 40,773,639 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the period ending June 30, 2007 and 2006 amounting to 22,043,862 for both periods of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(1,306,957)	$(1,782,887)	$(560,279)	$(864,121)
Dividend payable to preferred stockholders	(210,000)	(194,232)	(105,000)	(105,000)
Net loss to common stockholders	$(1,516,957)	$(1,977,119)	$(665,279)	$(969,121)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	20,683,257	20,683,257	20,683,257	20,683,257

Basic and diluted EPS (LPS)	$(0.07)	$(0.10)	$(0.03)	$(0.05)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2007, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $900,000.

ADUROMED INDUSTRIES, INC.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. For the six months ended June 30, 2007, we recognized approximately $424,974 or 28% of total revenue in revenue from Aramark. The amount was immaterial in the same period last year. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $14,720 as of June 30, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of June 30, 2007.

June 30,
2007
Vehicles	$41,338
Office Furniture	180,228
Computers and Accessories	180,233
Leasehold Improvements	117,996
$519,795
Accumulated Depreciation	120,727
$399,068

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $934,494 as of June 30, 2007 and is stated at the lower of cost or market. The following table summarizes these assets:

June 30, 2007
Component & spare parts	$727,175
Consumables	23,832
Advance payments	19,298
Total Inventory	$770,305

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At June 30, 2007 the Company had $102,510 in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were four outstanding contracts at June 30, 2007. The following table summarizes these outstanding contracts:

Contract Amount	Revenue Recognized	Amounts Billed	Revenues in excess of Billings	Billings in excess of Revenues
Outstanding contracts at June 30, 2007
$1,327,930	$654,191	$995,948	$-	$341,757
$483,117	$206,385	$120,780	$85,605	$-
$586,414	$536,414	$586,414	$-	$50,000
$430,790	$256,971	$430,790	$-	$173,819
			$85,605	$565,576

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

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-QSB for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in our Annual Report on Form 10-KSB. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue

Total revenue for the three months ended June 30, 2007 was $761,515 compared with $1,330,285 for the same three month period in 2006. Of the revenue decrease, $672,485 was attributable to a decrease of revenues derived from sales of our MedClean system partially offset by a $103,715 increase for the sale of consumables, component parts and service contracts.

Revenues from our MedClean product for the three months ended June 30, 2007 were $532,657 and $1,275,142 in the same three month period in 2006. The decreased revenue was attributable to our inability to close new contracts within the quarter and the postponement at the customer’s request of one contract in backlog to the fourth quarter of this year.

Revenues derived from the sale of consumables, component parts and service contracts increased by $103,715 or 83% to $228,858 from $125,143 in the same three month period of 2006. The revenue was attributable to increased orders for consumable products and service contracts from hospitals that have previously purchased our MedClean system.

Gross Profit

The gross profit for the three months ended June 30, 2007 was $352,605 (46.3% of total revenue) compared with a gross profit of $257,753 (19.3% of total revenue) for the same three month period of 2006, an increase of $94,852. Gross profit was favorably impacted by improved operating and procurement efficiencies initiated in the second half of 2006.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2007 was $911,736 compared with $1,137,846 for the same three month period in 2006, a decrease of $226,110 or 19.9%. The decrease are attributable to the elimination of expenses amounting to $174,933 associated with the equity financing during 2006 and a $39,838 reduction on commissions paid. All other operating expenses decreased $11,339 net.

Interest (Income) Expense

Interest income for the three months ended June 30, 2007 was $4,840 compared with $23,504 of interest income in the same three month period of 2006 on reduced cash balances available for investment.

The Company invests its excess cash in a money market account. Interest expense for the current quarter was $5,988 compared with $7,532 in the same three month period of 2006.

Net loss

Net loss for the three months ended June 30, 2007 was $(560,279) compared to a net loss for the same three month period in 2006 of $(864121).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2007 was $(665,279) or $(0.03) cents per share (basic and diluted), compared to a net loss of $(969,121) or $(0.05) cents per share (basic and diluted) for the same period in 2006.

During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue

Total revenue for the six months ended June 30, 2007 was $1,532,121 compared with $1,671,011 for the same six month period of 2006. Of the revenue decrease, $333,008 was attributable to a decrease of revenues derived from sales of our MedClean system partially offset by a $194,118 increase for the sale of consumables, component parts and service contracts. Contract backlog as of June 30, 2007 was $1,279,167.

Revenues from our MedClean product for the six months ended June 30, 2007 were $1,114,248 and $1,447,256 in the same six month period of 2006. The decreased revenue was attributable to our inability in the second quarter to close new contracts and the postponement, at the customer’s request, of one contract in backlog to the fourth quarter of this year.

Revenues derived from the sale of consumables, component parts and service contracts increased by $194,118 or 86.7% to $417,873 from $223,755 in the same six month period of 2006. The revenue was attributable to orders for consumable products and service contracts from an increased install base of hospitals that have previously purchased our MedClean system.

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

Gross Profit

The gross profit for the six months ended June 30, 2007 was $610,258 (39.8% of total revenue) compared with a gross profit of $255,418 (18.0% of total revenue ) for the same six month period of 2006, an increase of $354,840. Gross profit was favorably impacted by improved operating and procurement efficiencies initiated in the second half of 2006.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2007 was $1,920,406 compared with $2,042,645 for the same six month period of 2006, a decrease of $122,239 or 16.7%. The decrease are attributable to the elimination of expenses amounting to $174,933 associated with the equity financing during 2006 offset by increased depreciation expense of $22,882 on increased capital spending in the previous year and a $19,522 increase in salaries and wages. All other operating expenses decreased $10,290 net.

Interest (Income) Expense

Interest income for the six months ended June 30, 2007 was $13,709 compared with $43,566 of interest income in the same six month period of 2006 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of June 30, 2007 the interest rate was 2.97%.

Interest expense for the current quarter was $10,518 compared with $39,226 in the same six month period of 2006.

Net loss

Net loss for the six months ended June 30, 2007 was $(1,306,957) compared to a net loss for the same six month period in 2006 of $(1,782,887).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2007 was $(1,516,957) or $(0.07) cents per share (basic and diluted), compared to a net loss of $(1,977,119) or $(0.10) cents per share (basic and diluted) for the same period in 2006.

During the six months ended June 30, 2007 , the Company accrued $210,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of June 30, 2007 are as follows:

June 30, 2007
Cash on hand	$1,130,260
Working Capital	$(1,268,798)

To date, the Company purchased $10,430 in fixed assets. The Company anticipates purchasing approximately $50,000 in additional fixed assets in 2007.

Net cash used in operating activities totaled $1,306,957 for the six months ended June 30, 2007.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of June 30,2007 was $557,714 net of an allowance of $14,720.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the six months ended June 30, 2007, the Company increased its inventory on hand by $130,499 to $770,305 in anticipation of new business expected in the second half of 2007. The accounts payable balance as of June 30, 2007 was $484,918.

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of sixth months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan, estimated at $1,047,175 after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes. The Company has available cash and cash equivalents of approximately $1,130,260 at June 30, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $654,013 in dividends payable.

AII has accrued $602,000 in liquated damages payable to its Preferred stockholders.

The Company with the consent of its Preferred stockholders can pay these obligations in kind with common stock based upon certain formulas contained in the stockholders purchase agreement.

Controls and Procedures

As of the three month period ended June 30, 2007 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

PART II--OTHER INFORMATION

Item 1: Legal Proceedings:

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in a Current Report on Form 8-K filed July 2, 2007, effective June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of sixth months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan, estimated at $1,047,175 after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes.

We had retained Carter Securities, LLC (“Carter”) to serve as our placement agents for the loan. For its services, Carter received a placement fee of $80,325, warrants to purchase 229,500 shares of Company common stock at an exercise price of $0.38 per share exercisable for five years (“Placement Agent Warrants”), and subject to the same reset terms as the Loan Warrants. The Company is obligated to file a registration statement with the Securities and Exchange Commission with respect to the common stock shares issuable pursuant to the Loan Warrants and the Placement Agent Warrants.

The offer and sale of the securities was claimed exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the transaction, including the representations and warranties made by the investors and the fact that restrictive legends were placed on the notes and the warrants.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

   No other matters have been submitted to security holders of the Company during the quarterly period covered by this report.

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

4.5
Loan and Security Agreement, dated as of June 27, 2007, by and among Aduromed Industries, Inc., Aduromed Corporation and the investors named on the signature pages thereto (incorporated by reference to Exhibit 4.01 to Registrant’s Current Report on Form 8-K, filed July 2, 2007).

4.6	Form of Secured Promissory Note (incorporated by reference to Exhibit 4.02 to Registrant’s Current Report on Form 8-K, filed July 2, 2007).

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.03 to Registrant’s Current Report on Form 8-K, filed July 2, 2007).

4.8
Subsidiary Guarantee, dated as of June 27, 2007, from Aduromed Corporation in favor of the investors named on the signature pages of the Loan and Security Agreement (incorporated by reference to Exhibit 4.04 to Registrant’s Current Report on Form 8-K, filed July 2, 2007).

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

Registrant

ADUROMED INDUSTRIES, INC.

Date: August 14, 2007	Date: August 14, 2007

By: /s/ Damien R. Tanaka	By: /s/ Kevin T. Dunphy
Damien R. Tanaka, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Kevin T. Dunphy Treasurer and and Chief Financial Officer (Principal Financial and Accounting Officer)