Form 10QSB
period 2007-09-30
ADUROMED INDUSTRIES, INC.
filed 2007-11-14
CIK 40528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 21,515,306 shares common stock (par value $0.0001 per share) outstanding as of November 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements	F1

Item 2: Management's Discussion and Analysis or Plan of Operation	3

Item 3: Controls and Procedures	7

PART II—OTHER INFORMATION

Item 1: Legal Proceedings	8

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3: Defaults Upon Senior Securities	8

Item 4: Submission of Matters to a Vote of Security Holders	8

Item 5: Other Information	8

Item 6: Exhibits	9

Signatures	10

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	F4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2007
ASSETS
Current assets
Cash	$935,549
Accounts receivable (net of $11,418 allowance)	200,454
Revenues in excess of billings	88,215
Inventory	798,182
Prepaid expenses	57,020
Total current assets	2,079,420

Property, plant and equipment, net	371,308

Long term deposits	18,488

Total assets	$2,469,216

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$543,894
Deferred revenue	208,932
Dividends payable	759,013
Accrued liquidated damages	602,000
Billings in excess of revenue	722,229
Short Term secured notes payable	1,147,500
Current portion of notes payable	195,772
Total current liabilities	4,179,340

Notes payable, less current portion	60,092

Total liabilities	4,239,432

Stockholders' deficit
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204
Common stock: $.0001 par value;200,000,000 shares authorized; 21,440,306 shares issued and outstanding	2,144
Additional paid-in capital	7,860,806
Accumulated deficit	(9,635,370)
Total stockholders' deficit	(1,770,216)

Total liabilities and stockholders' deficit	$2,469,216

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	September 30,
	2007	2006
Revenues
Contract revenues earned	$298,838	$1,454,797
Sales and service revenues	304,399	102,581
Total revenues	603,237	1,557,378

Cost of sales	423,253	1,086,682

Gross profit	179,984	470,696

Operating expenses
Salaries and wages	396,325	413,604
General and administrative expenses	635,430	928,296
Depreciation expense	21,847	17,926
Total operating expenses	1,053,602	1,359,826

Loss from operations	(873,618)	(889,130)

Other income and expenses
Interest income	7,291	20,364
Interest expense	(41,112)	(4,315)
Total other income and expenses	(33,821)	16,049

Net loss before income taxes	(907,439)	(873,081)

Provision for income tax benefit	-	-

Net loss	$(907,439)	$(873,081)

Basic and diluted net loss per common share	$(0.05)	$(0.05)

Weighted average common shares outstanding	20,994,455	20,942,857

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Revenues
Contract revenues earned	$1,413,086	$2,902,053
Sales and service revenues	722,272	326,336
Total revenues	2,135,358	3,228,389

Cost of sales	1,345,116	2,502,275

Gross profit	790,242	726,114

Operating expenses
Salaries and wages	1,219,269	1,217,026
General and administrative expenses	1,686,310	2,143,819
Depreciation expense	68,429	41,626
Total operating expenses	2,974,008	3,402,471

Loss from operations	(2,183,766)	(2,676,357)

Other income and expenses
Interest income	21,000	63,930
Interest expense	(51,630)	(43,541)
Total other income and expenses	(30,630)	20,389

Net loss before income taxes	(2,214,396)	(2,655,968)

Provision for income tax benefit	-	-

Net loss	$(2,214,396)	$(2,655,968)

Basic and diluted net loss per common share	$(0.12)	$(0.14)

Weighted average common shares outstanding	20,836,677	20,880,722

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	Septmeber 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,214,396)	$(2,655,968)
Adjustments to reconcile net loss to
net cash used in operations:
Warrants and options issued for services	296,997	155,775
Depreciation expense	68,429	41,626
Write off of fixed assets	7,170
Change to allowance for bad bebt	(4,682)
Changes in operating assets and liabilities:
Accounts receivable	(20,535)	(15,808)
Loans receivable	-	2,029
Revenues in excess of billings	70,000	(343,513)
Inventory	(158,376)	(356,657)
Security deposits		13,124
Prepaid expenses	(5,492)	4,272
Accounts payable and accrued liabilities	(832,309)	1,017,799
Deferred revenue	140,829	(13,364)
Billings in excess of revenue	356,165	145,802
Dividends payable	315,000	339,013
Net cash used in operating activities	(1,981,200)	(1,665,870)

Cash flows from investing activities:
Purchase of fixed assets	(11,686)	(404,555)
Net cash used in investing activities	(11,686)	(404,555)

Cash flows from financing activities:
Acquisition of shell company	-	(600,000)
Repayment of notes payable	(6,661)	(98,577)
Issuance of convertible notes	1,275,000	-
Repayments of secured notes payable	(127,500)	-
Proceeds from issuance of stock	6,292	5,010,970
Costs of issuance of preferred stock and warrants	(111,032)	(568,629)
Net cash provided by financing activities	1,036,099	3,743,764

Increase in cash and cash equivalents	(956,787)	1,673,339

Cash and cash equivalents, beginning of period	1,892,336	407,058
Cash and cash equivalents, end of period	$935,549	$2,080,397

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,780	$48,265
Supplemental disclosures of noncash investing and financing activities:
Conversion of note to stock	$129,299	$200,000
Accrual of preferred stock dividents	$310,000	$194,232

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheet of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company” ,“AII”) as of September 30, 2007, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2007 and 2006 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

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

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan, estimated at $1,047,175 after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes. The Company has available cash and cash equivalents of approximately $1,130,260 at September 30, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company designs, fabricates and installs systems to treat regulated medical waste on site. Its principal products are the Aduromed MedClean® series systems. AII through its subsidiary, provides MedClean systems to hospitals and other medical facilities as efficient, safe, cost-effective and legally-compliant solutions as alternatives to incineration or off-site hauling of untreated medical waste and to other types of alternative treatment technologies and methodologies.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the period ending September 30, 2007 and 2006 amounting to 43,658,264 and 40,773,639 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Neither outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the period ending September 30, 2007 and 2006 amounting to 22,043,862 for both periods of both classes of Preferred Stock were included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(2,214,396)	$(2,655,968)	$(907,439)	$(873,081)
Dividend payable to preferred stockholders	(315,000)	(299,232)	(105,000)	(105,000)
Net loss to common stockholders	$(2,529,396)	$(2,955,200)	$(1,012,439)	$(978,081)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	20,836,677	20,880,722	20,994,455	20,942,857

Basic and diluted EPS (LPS)	$(0.12)	$(0.14)	$(0.05)	$(0.05)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2007, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $835,000.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. For the nine months ended September 30, 2007, we recognized approximately $596,225 or 28% of total revenue in revenue from Aramark. The amount was immaterial in the same period last year. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $11,418 as of September 30, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of September 30, 2007.

September 30,
2007
Vehicles	$41,338
Office Furniture	164,525
Computers and Accessories	173,423
Leasehold Improvements	117,996
$497,282
Accumulated Depreciation	125,974
$371,308

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $798,182 as of September 30, 2007 and is stated at the lower of cost or market. The following table summarizes these assets:

September 30, 2007
Component & spare parts	$3,627
Consumables	742,361
Advance payments	32,194
Total Inventory	$798,182

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At September 30, 2007 the Company had $208,932 in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at September 30, 2007. The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues

$1,327,930	$654,191	$1,327,930	$-	$673,739
$483,117	$208,995	$120,780	$88,215	$-
$586,414	$576,414	$586,414	$-	$10,000
$430,790	$407,123	$430,790	$-	$23,667
$483,596	$106,076	$120,899	$-	$14,823
			$88,215	$722,229

5.	COMMON STOCK

Effective September 26, 2007, the number of authorized Common Stock of the Company, par value $0.0001, was increased from 130,000,000 to 200,000,000 and the number of authorized Preferred Stock of the Company, par value $0.0001 was increased from 40,000,000 to 60,000,000 . A Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State Delaware on September 26, 2007.

Effective April 16, 2007, the number of authorized Common Stock of the Company, par value $0.0001, was increased from 100,000,000 to 130,000,000. A Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State Delaware on April 16, 2007.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue

Total revenue for the three months ended September 30, 2007 was $603,237 compared with $1,557,378 for the same three month period in 2006. Of the revenue reported in the current quarter, $201,818 was attributable to increased sales from consumables, component parts and service contracts offset by a $1,155,959 decrease in revenues derived from the sales of our MedClean system.

Revenues from our MedClean product for the three months ended September 30, 2007 were $298,838 and $1,454,797 in the same three month period in 2006, a decrease of $1,155,959. The decreased revenue was attributable to the lack of new contracts within the quarter and the postponement at the customer’s request of one contract in backlog to the first quarter of next year.

Revenues derived from the sale of consumables, component parts and service contracts more than doubled to $304,399 from $102,581 in the same three month period of 2006. The revenue was attributable to increased orders for consumable products and service contracts from hospitals that have previously purchased our MedClean system.

Gross Profit

The gross profit for the three months ended September 30, 2007 was $179,984 (29.8% of total revenue) compared with a gross profit of $470,696 (30.2% of total revenue) for the same three month period of 2006, a decrease of $290,712. As a percent of revenue, the gross margin remained relatively unchanged from the third quarter of 2006. The gross profit was negatively impacted by the lack of revenues in the quarter.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2007 was $1,053,602 compared with $1,359,826 for the same three month period in 2006, a decrease of $306,224 or 22.5%. The decreases are attributable to the elimination of expenses amounting to $315,000 associated with the equity financing during 2006, a salary reduction of $17,279 and a $49,500 reduction on commissions paid. These savings were offset by increased insurances premiums of $48,000 and consulting fees of $28,160. All other operating expenses decreased by $605 net.

Interest (Income) Expense

Interest income for the three months ended September 30, 2007 was $7,291 compared with $20,364 of interest income in the same three month period of 2006 on reduced cash balances available for investment.

The Company invests its excess cash in a money market account.

Interest expense for the current quarter was $41,112 compared with $4,315 in the same three month period of 2006. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum. The loan is due on December 27, 2007.

Net loss

Net loss for the three months ended September 30, 2007 was $(907,439) compared to a net loss for the same three month period in 2006 of $(873,081).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2007 was $(1,012,439) or $(0.05) cents per share (basic and diluted), compared to a net loss of $(978,081) or $(0.05) cents per share (basic and diluted) for the same period in 2006.

During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenue

Total revenue for the nine months ended September 30, 2007 was $2,135,358 compared with $3,228,389 for the same Nine month period of 2006. Of the revenue decrease, $1,093,031 was attributable to a decrease of revenues derived from sales of our MedClean system partially offset by a $395,936 increase for the sale of consumables, component parts and service contracts. Contract backlog as of September 30, 2007 was $1,463,949.

Revenues from our MedClean product for the nine months ended September 30, 2007 was $1,413,086 compared to $2,902,053 in the same nine month period of 2006, a reduction of $1,488,967. The decreased revenue was attributable to the lack of new contracts and the postponement, at the customer’s request, of one contract in backlog to the first quarter of 2008.

Revenues derived from the sale of consumables, component parts and service contracts more than doubled to $722,272 compared to $326,336 in the same nine month period of 2006. The revenue was attributable to orders for consumable products and service contracts from an increased install base of hospitals that have previously purchased our MedClean system.

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

Gross Profit

The gross profit for the Nine months ended September 30, 2007 was $790,242 (37.0% of total revenue) compared with a gross profit of $726,114 (22.5.0% of total revenue) for the same Nine month period of 2006, an increase of $64,128. Gross profit was favorably impacted by improved operating and procurement efficiencies initiated in the second half of 2006.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the Nine month period ended September 30, 2007 was $2,974,008 compared with $3,402,471for the same Nine month period of 2006, a decrease of $428,463 or 12.6%. The decrease are attributable to the elimination of expenses amounting to $354,227 associated with the equity financing during 2006 and a $101,023 reduction in commissions offset by increased depreciation expense of $26,803 on increased capital spending in the previous year. All other operating` expenses decreased by $16 net.

Interest (Income) Expense

Interest income for the Nine months ended September 30, 2007 was $21,000 compared with $63,930 of interest income in the same Nine month period of 2006 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of September 30, 2007 the interest rate was 3.0%.

Interest expense for the Nine month period was $51,630 compared with $43,541 in the same Nine month period of 2006. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum. The loan is due on December 27, 2007.

Net loss

Net loss for the Nine months ended September 30, 2007 was $(2,214,396) compared to a net loss for the same Nine month period in 2006 of $(2,655,968).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2007 was $(2,529,396) or $(0.12) cents per share (basic and diluted), compared to a net loss of $(2,955,200) or $(0.14) cents per share (basic and diluted) for the same period in 2006.

During the Nine months ended September 30, 2007, the Company accrued $315,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of September 30, 2007 are as follows:

September 30, 2007
Cash on hand	$935,549
Working Capital	$(2,099,920)

To date, the Company purchased $11,686 in fixed assets. The Company anticipates purchasing approximately $10,000 in additional fixed assets in 2007.

Net cash used in operating activities totaled $1,981,200 for the Nine months ended September 30, 2007.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of September 30, 2007 was $200,454 net of an allowance of $11,418.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the Nine months ended September 30, 2007, the Company increased its inventory on hand by $158,376 to $798,182 in anticipation of expected new business. The accounts payable and accrued liabilities balance as of September 30, 2007 was $543,894.

On September 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan, estimated at $1,047,175 after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes. The Company has available cash and cash equivalents of approximately $1,130,260 at September 30, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $759,013 in dividends payable.

AII has accrued $602,000 in liquated damages payable to its Preferred stockholders.

The Company with the consent of its Preferred stockholders can pay these obligations in kind with common stock based upon certain formulas contained in the stockholders purchase agreement.

Controls and Procedures

As of the three month period ended September 30, 2007 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings:

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 23, 2007, outstanding promissory notes of the Company’s wholly-owned subsidiary, Aduromed Corporation, payable to Mr. George Bucci in the principle amount of $91,347.55 and Mr. John Augustyn in the principle amount of $37,952.62 where converted into shares of common stock of the Company. Both notes were converted based upon the closing price of the Company’s common stock on August 23, 2007 of $0.23 per share, and resulted in the issuance of 397,163 shares to Mr. Bucci and 165,011 shares to Mr. Augustyn. The Company did not receive any cash proceeds from these issuances.

Pursuant to an agreement dated August 23, 2007, the Company engaged Mr. Joseph Esposito as a corporate and business development advisor. During August, September and October, 2007 the Company issued a total of 225,000 shares of the Company’s common stock to Mr. Esposito as part of Mr. Esposito’s compensation package as an advisor to the Company. The Company did not receive any cash proceeds from these issuances.

The issuance of these securities was claimed exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the transactions, including the representations and warranties made by the parties receiving these securities and the fact that restrictive legends were placed on the common stock certificates.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

  On September 6, 2007 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 130,000,000 shares to 200,000,000 shares and the authorized preferred stock of the Company from 40,000,000 to 60,000,000. Such amendment was approved by written consent of a majority of the Company’s security holders and became effective on September 26, 2007.

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

Registrant

ADUROMED INDUSTRIES, INC.

Date: November 14, 2007	Date: November 14, 2007

By: /s/ Damien R. Tanaka	By: /s/ Kevin T. Dunphy
Damien R. Tanaka,	Kevin T. Dunphy
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	Treasurer and and Chief Financial Officer (Principal Financial and Accounting Officer)