Form 10-K
period 2007-12-31
ADUROMED INDUSTRIES, INC.
filed 2008-03-31
CIK 40528

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE:

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-3125

ADUROMED INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	21-0661726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Trowbridge Drive, Bethel, Connecticut	06801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(203) 798 1080

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 24, 2008 was $1,970,128.

As of March 24, 2008 the issuer has one class of common equity, and the number of shares outstanding of such common equity is 21,890,306.

DOCUMENTS INCORPORATED BY REFERENCE

The following document(s) are incorporated by reference as part of this Form 10-K:

Information Statement filed January 8, 2007 on Form SC 14C with respect to change of corporate name.

Information Statement filed March 26, 2007 on Form SC 14C with respect to increasing the number of authorized shares of capital stock.

Information Statement filed September 6, 2007 on Form SC 14C with respect to increasing the number of authorized shares of capital stock.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

Item 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Effective January 30, 2007, the issuer (“AII” or “Company”) changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective September 26, 2007, the number of authorized shares of common stock of the Company, par value $0.0001, was increased from 130,000,000 to 200,000,000 and the number of authorized shares of preferred stock of the Company, par value $0.0001, was increased from 40,000,000 to 60,000,000 and a Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increases was filed with the Secretary of State of the State Delaware on September 26, 2007. Effective April 16, 2007, the number of authorized common stock of the Company was increased from 100,000,000 to 130,000,000 and a Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State Delaware on April 16, 2007.

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation (“Aduromed”). In connection with the loan, the investors also received five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). The net proceeds of the loan was approximately $1,036,470 after discounts, placement fees and expenses.

On December 27, 2007, in consideration for the issuance of additional warrants for the purchase of a total of 2,450,000 shares of the Company’s common stock, holders of $1,225,000 in principal amount of such secured loan arrangement agreed to extend the maturity of such loan to June 30, 2008. Such warrants will have a five year term and, along with the Loan Warrants, will have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more (a “Qualified Financing”). As additional consideration for agreeing to such extension these holders were given the right to covert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion.

Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in AII. Aduromed is the Company’s sole operating entity. Reference is sometimes made to the “Companies” when describing the business and operations of the combined entities. Otherwise the term “Company” refers only to AII.

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

•
a unique AutoTouch® control station with software and hardware components that integrate and bundle all operating and data recording functions into a system complying with regulatory requirements for conversion and disposal of medical waste, including real time centralized monitoring of the system's functions;

•	a material transporter to mechanically transport the processed waste from shredder to the municipal solid waste compacting dumpster, and;

•
a QuietCart™ transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

The control panel of the AutoTouch® Control Station assures regulatory compliance by means of proprietary software. The software prevents any deviation from the step-by-step processing of the waste, requires insertion of codes by operators to access the system and monitors and records on a real time basis. It governs the various aspects of the system's processes, including the load weight during each cycle and the calculation and employment of the proper sterilization parameters of weight, pressure, temperature and time. The ability to shortcut or over-ride any of the steps in the waste conversion process is circumscribed by the features of the control panel and its software.

Operation of the system through the control panel is simple, since it dictates each step to be taken, once the operator enters the appropriate codes to open up the control screen, and prohibits the ability of an operator to short cut the required steps and procedures. Relatively little instruction is required of the operator. A tutorial is offered by the software through the control panel, and an operator can be fully trained within a few hours. The AutoTouch® control system can communicate in multiple languages, including English and Spanish.

The AutoTouch® software permits real time centralized monitoring of all the functions and uses of each system by Aduromed. Additionally, the centralized monitors track proper operation of a particular system. They also alert Aduromed to the need to provide clients with supplies and preventative maintenance visits.

The AutoTouch® control panel and software are proprietary properties of Aduromed and unique within the industry.

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

The sale price of a MedClean® system, including design and installation, has averaged approximately $500,000.

The Medical Waste Treatment Market

The market for medical waste treatment is segmented by customer size: Large Quantity Generators (“LQGs”), those who generate large volumes of medical waste (in excess of 100,000 pounds per year), and Small Quantity Generators (“SQGs”), those who generate less than that. LQGs are predominantly hospitals. SQGs are primarily nursing homes, clinics, medical groups, county or city health departments, laboratories, physicians, dentists and veterinarians in private practice. Of these SQGs, physicians comprise the highest percentage of sites.

On-Site Medical Waste Treatment Equipment Market

	Small Quantity Generators	Large Quantity Generators
Number of Sites	476,199	6,604
Percentage Using Haulers	100%	87%
Number specifically suited for MedClean Systems	200,000	6,604

Aduromed currently addresses the LQGs with its MedClean® 4 and 5 Series Systems. Aduromed’s MedClean® Systems are marketed directly by its sales and marketing group. As of March 17, 2008, the Company had a backlog of orders for MedClean® Systems in the amount of $2,954,241.

For SQGs there has been no realistic alternative to hauling, and any on-site solutions have been too expensive or inefficient. Because of this, the SQG market represents an excellent opportunity for our MedClean® 30 Series Systems, which are currently in development.

The current US medical waste market is estimated to be $2.0 billion (3.1 billion pounds) annually.

Aduromed’s current and pending installations, both domestically and internationally, total 39 locations.

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

Among Aduromed's competitors are Stericycle, Inc., San-I-Pak, Tempico Inc., Sanitec, Inc.,Red Bag Solutions, Inc. and Caprius Inc.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Generally, access to raw materials and third party fabricators for the MedClean® Systems is available from multiple sources that allow Aduromed flexibility of choice.

The various equipment components of the systems are supplied by the following principal suppliers:

•	Autoclave:	SteelCraft Industries Limited
•	Shredder:	Weima America Corporation
•	Aluminum QuietCarts™:	Specialty Metal Products, Inc.
•	Cart liners:	MPF, Inc.

The hardware for the control panel are stock items that may be purchased from any number of distributors for such manufacturers as Square D, Siemens Corporation, Magnatrol and Cutler Hammer. The software for the control panel is a proprietary property of Aduromed.

Dependence on a few Major Customers

It is anticipated that between 30% and 40% of the prospective one-time sales business of Aduromed during the ensuing six years will be derived from Aramark Management Services Partnership, a Delaware limited partnership ("Aramark") and an affiliate of Aramark Corporation, located in Philadelphia, Pennsylvania, pursuant to the Aramark Agreement. See “Aramark Agreement”. Aramark manages approximately 1,300 hospitals throughout the United States. While there is no assurance of the actual number of Aramark clients that will purchase Aduromed's MedClean® systems and services, it is estimated that approximately 400 hospitals could be purchasers in the next six years. The Company’s products are also being promoted by other providers of non-clinical services to hospitals and the Company anticipates an additional 25-30% of the prospective business from these relationships.

Prior to its arrangement with Aramark, the Company's business had been with independent hospital and other medical facilities principally in the Northeast and California.

The Aramark Agreement

Aduromed entered into an agreement dated as of September 1, 2004 with Aramark (the "Aramark Agreement"). Until January 2007 when a group of Aramark’s management took the company private, Aramark Corporation was s a New York Stock Exchange listed company that is in the health care facilities management business, among other sectors. Aramark manages more than 1,300 hospitals throughout the United States. The collective number of hospitals under management by other service providers exceeds 2,000 hospitals.

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

Under the agreement Aramark will pay Aduromed 45 days after invoice dates and, as to the MedClean® system equipment, will pay in installments of 25% on receipt of a purchase order, 50% on delivery of the equipment and 25% upon commissioning the system.

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

Employees

As of March 17, 2008 the Company had 16 employees, of which 15 are full time employees.

Item 1A. - RISK FACTORS

Business Risks

We have a history of losses

To date, we have been unable to generate revenue sufficient to be profitable. Aduromed had a net loss of $(4,528,826), or $(0.24) per share, for the fiscal year ended December 31, 2007, compared to a net loss of $(3,282,311), or $(0.18) per share, for the fiscal year ended December 31, 2006. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

The Company lacks an operating history making evaluation of its business difficult.

While Aduromed revenues during the past eight years have been exclusively derived from sales and servicing of its MedClean Systems, it's business is at an early stage of commercialization, and there is no meaningful historical financial or other information available upon which to base an evaluation of the Company's ability to increase its revenues in accordance with its projections or to compete effectively with those persons with similar or alternate systems.

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

The Company regards certain aspects of its products, processes, services and technology as proprietary. The Company has registered three of its trademarks with the United States Patent and Trademark Office, Aduromed®, MedClean® and AutoTouch®. The Company does not intend to register any other trademarks that it currently uses in the Aduromed Business but believes that it has the rights to the QuietCart mark. The Company does not have nor does it intend to apply for patent protection with respect to the processes and technology encompassed by its present Systems (but see "Development of MedClean 30 and MedClean 50 Systems" below). The Company requires all of its employees to sign Confidentiality and Non-Disclosure Agreements that prohibit the dissemination or use the Company’s know-how and technology other than in the legitimate performance of the employee’s duties. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary right of others, both in the United States and abroad. The Company may apply in the future for patent protection for uses, processes, products and systems that it develops. Any future patent for which the Company applies may not be issued; any existing contractual non-disclosures obligations may be challenged, invalidated or circumvented; third parties might infringe or misappropriate our proprietary rights; and third parties might independently develop similar products, services and technology. The Company may incur substantial costs in asserting or defending any breach of contract or infringement suits or in asserting any license rights, including those granted by third parties, the expenditure of which the Company might not be able to afford. An adverse determination could subject the Company to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or require it to develop appropriate alternative technology. Such licenses might not be available on acceptable terms or at all, and the Company might not develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business and profitability.

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

Dependence on principal customer.

We have one principal customer, Aramark Management Services Partnership (see "Aramark Agreement"). Revenues for this customer amounted to approximately $913,000 and $1,722,000 for the 2007 and 2006 fiscal year, respectively. The loss of our principal customer would have a significant adverse impact on our business. We have no operations outside the United States and the Commonwealth of Puerto Rico.

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

Control by holders of Series A and B Preferred Stock.

Two investor groups beneficially own all of the Company’s Series A Preferred Stock and Series B Preferred Stock, all of which are convertible into an equal number of shares of the Company’s Common Stock. These shares of Preferred Stock have the same voting rights as the Common Stock. In addition, these investors also have warrants related to the two series of Preferred Stock that can be converted into the Company's Common Stock. If all of these shares were converted and the related warrants exercised, these investors would collectively own approximately 53% of the Common Stock on a fully-diluted basis. The holders of the Preferred Stock and Mr. Damien R. Tanaka are parties to a Stockholders' Agreement (see "Stockholders Agreement" below) by which Mr. Tanaka is entitled to elect a majority of the board of directors; however, in most other matters submitted to the stockholders of the Company, the holders of the Series A and B Preferred Stock, if such holders were to vote in the same manner, may determine the resolution of matters to be acted upon by stockholders. The interests of these investors may conflict with the interests of the holders of the Company's Common Stock.

Market Risks

There is only a volatile limited market for our Common Stock.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board. Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. Since January 1, 2006, the Common Stock traded on the OTC Bulletin Board from a high closing price of $1.04 to a low of $0.12 per share. See "Market for our Common Stock." General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our Common Stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 24, 2008, the closing bid and asked prices for our Common Stock were $0.08 and $0.15 per share and therefore, it is designated a "Penny Stock." As a Penny Stock, our Common Stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B - UNRESOLVED STAFF COMMENTS

NONE

Item 2 - PROPERTIES

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

Item 3 - LEGAL PROCEEDINGS

NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the NASD OTC Bulletin Board market and trades under the symbol ADRM.OB.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:
	High	Low
2007
March 31	$0.24	$0.22
June 30	0.30	0.29
September 30	0.30	0.29
December 31	0.15	0.12

2006
March 31	$0.71	$0.71
June 30	1.04	0.62
September 30	1.02	1.02
December 31	1.00	0.30

  As of March 24, 2008 the Company had 1,374 stockholders of record.

AII had not declared or paid any dividends on its common stock in 2007 or 2006 and does not foresee doing so in the immediate future. It has never paid any cash or stock dividends, and presently intends to reinvest earnings, if any, to fund the development and expansion of the business of Aduromed. Therefore, it does not anticipate paying dividends on Common Stock in the foreseeable future. The declaration of dividends will be at the discretion of the Board of Directors and will depend upon AII’s earnings, financial position, general economic conditions and other pertinent factors.

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

Equity Compensation Plan Information as of December 31, 2007

Plan Category	Number of securities to be issued (a)	Weighted-average price of securities (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders[1]	375,000 shares of common stock	$0.23	525,000
Total	375,000	$0.23	525,000

The Company did not purchase any shares of its securities in 2007.

1 Pursuant to a consulting agreement, dated August 23, 2007, the Company agreed to pay Mr. Joseph Esposito a total of $8,500 per month for twelve months and 75,000 shares of the Company’s Common Stock per month for twelve months as compensation for Mr. Esposito’s services to the Company.

Item 6 - SELECTED FINANCIAL STATEMENTS

Not applicable

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Revenue

Total revenue for 2007 was $2,865,197 compared with $4,594,347 for 2006. Of the revenue decrease, $2,394,482 was attributable to a decrease of revenues derived from sales of our MedClean system, which was partially offset by a $665,332 increase for the sale of consumables, component parts and service contracts. Contract backlog as of December 31, 2007 $1,923,648.

Revenues from our MedClean product for 2007 were $1,744,238 compared to $4,138,720 in 2006, a reduction of $2,394,482. The decreased revenue was attributable to the completion, in 2006, of a onetime $1.9 million multi hospital contract and the postponement, at the customer’s request, of one contract in backlog to the first quarter of 2008.

Revenues derived from the sale of consumables, component parts and service contracts more than doubled to $1,120,959 compared to $455,627 in the prior year. The revenue was attributable to orders for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

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

Gross Profit

The gross profit for 2007 was $1,089,301 (38.0% of total revenue) compared with a gross profit of $1,301,689 (28.3% of total revenue) for 2006. The improved margin, as a percent of sales, was the result of operating and procurement efficiencies and product mix in the year. The gross profit in 2007 was negatively impacted by $212,388 on reduced operating activities.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2007 was $3,686,755 compared with $4,414,487 for 2006, a decrease of $727,732 or 16.5%. The decrease was attributable to the elimination of a one time expense amounting to $602,000 associated with the equity financing in 2006. During 2007 staff reductions resulted in a $102,337 savings, commissions to outside parties and sales and marketing costs were $102,330 and $81,233 respectively, less than the prior year. These savings were offset by increased depreciation expense of $30,810 on increased capital spending in the previous year. During 2007, we paid $128,782 in cash and stock valued at $0.23 per share to a business consultant of the Company. All other operating expenses decreased by $10,524 net.

Interest (Income) Expense

Interest income for the 2007 was $24,794 compared with $77,608 of interest income in 2006 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of December 31, 2007 the interest rate was 2.7%.

Interest expense for 2007 was $1,956,166 compared with $247,121 in 2006. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum. The loan included a 10% Original Issue Discount of $127,500 other fees amounting to $111,032 and interest amounting to $79,852. Warrants totaling 2,550,000 were valued at $140,250 and were amortized over the six month term of the loan. The loan was extended and is due on June 27, 2008. In consideration of the extension the lenders received 2,450,000 of additional warrants which will expire in five years and, have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more. As additional consideration for agreeing to such extension these holders were given the right to covert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion. During 2007, we recorded $1,159,733 of interest expense attributable to the beneficial conversion feature of the transaction. The beneficial conversion feature was calculated at its intrinsic value on December 27, 2007.

Net loss

Net loss for 2007 was $(4,528,826) compared to a net loss in 2006 of $(3,282,311).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for 2007 was $(4,948,826) or $(0.24) cents per share (basic and diluted), compared to a net loss of $(3,686,543) or $(0.18) cents per share (basic and diluted) for the same period in 2006.

During 2007, the Company accrued $420,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of December 31, 2007 and 2006 are as follows:

	2007	2006
Cash on hand	$212,215	$1,892,336
Working capital	$(2,993,449)	$234,139

During 2007, the Company purchased $13,749 in fixed assets. The Company anticipates purchasing approximately $25,000 in additional fixed assets in 2008.

Net cash used in operating activities totaled $2,902,495 in 2007.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of December 31, 2007 was $739,840 net of an allowance of $11,418.  The $564,603 increase in the accounts receivable balance reflect milestone billings from new contracts awarded late in the fourth quarter of 2007.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During 2007, the Company increased its inventory on hand by $261,132 to $900,938 in anticipation of expected new business. The accounts payable and accrued liabilities balance as of December 31, 2007 was $517,403.

On June 27, 2007 the Company entered into a secured loan arrangement with various lenders for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the lenders also received five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants.

The net proceeds of the loan amounted to $1,036,470, after discounts, placement fees and expenses, will be utilized for working capital and general corporate purposes. The Company has available cash and cash equivalents of approximately $212,215 at December 31, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $864,013 in dividends payable.

AII has accrued $602,000 in liquated damages payable to its Preferred stockholders.

The Company with the consent of its Preferred stockholders can pay these obligations in kind with common stock based upon certain formulas contained in the stockholders purchase agreement.

Controls and Procedures

As of December 31, 2007, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8- FINANCIAL STATEMENTS

ADUROMED INDUSTRIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
INDEX	Page

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F2

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006	F3

Consolidated Statements of Stockholders’ Equity (Deficit) for the two year period ended December 31, 2007	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006	F5

Notes to the Consolidated Financial Statements	F6

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107 PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Aduromed Industries, Inc.
Bethel, Connecticut

We have audited the consolidated balance sheet of Aduromed Industries, Inc. (the Company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aduromed Industries, Inc. as of December 31, 2007, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 26, 2008

ADUROMED INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2007	2006
Current assets
Cash	$212,215	$1,892,336
Accounts receivable (net of $11,418 and $16,100 allowance)	739,840	175,237
Revenues in excess of billings	-	158,215
Inventory	900,938	639,806
Prepaid expenses	55,350	51,528
Total current assets	1,908,343	2,917,122

Property, plant and equipment, net	351,179	435,221

Long term deposits	17,988	18,488

Total assets	$2,277,510	$3,370,831

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$517,402	$1,061,203
Deferred revenue	245,391	68,103
Dividends payable	864,013	444,013
Accrued liquidated damages	602,000	602,000
Billings in excess of revenue	1,221,338	366,064
Short term secured notes payable	1,225,000	-
Convertible debt, face value $1,225,0000, due June 27, 2008	28,892	-
Current portion of notes payable	197,756	141,600
Total current liabilities	4,901,792	2,682,983

Notes payable, less current portion	62,476	250,224

Total liabilities	4,964,268	2,933,207

Stockholders' deficit
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204	2,204
Common stock: $.0001 par value;200,000,000 shares authorized; 21,665,306 and 20,683,257 shares issued and outstanding	2,167	2,068
Additional paid-in capital	9,363,671	7,539,326
Accumulated deficit	(12,054,800)	(7,105,974)
Total stockholders' deficit	(2,686,758)	437,624

Total liabilities and stockholders' deficit	$2,277,510	$3,370,831

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2007	2006
Revenues
Contract revenues earned	$1,744,238	$4,138,720
Sales and service revenues	1,120,959	455,627
Total revenues	2,865,197	4,594,347

Cost of sales	1,775,896	3,292,658

Gross profit	1,089,301	1,301,689

Operating expenses
Salaries and wages	1,604,725	1,707,062
General and administrative expenses	1,991,409	2,647,614
Depreciation expense	90,621	59,811
Total operating expenses	3,686,755	4,414,487

Loss from operations	(2,597,454)	(3,112,798)

Other income and expenses
Interest income	24,794	77,608
Interest expense	(1,956,166)	(247,121)
Total other income and expenses	(1,931,372)	(169,513)

Net loss before income taxes	(4,528,826)	(3,282,311)

Provision for income tax benefit	-	-

Net loss	$(4,528,826)	$(3,282,311)

Basic and diluted net loss per common share	$(0.24)	$(0.18)

Weighted average common shares outstanding	20,977,732	20,643,910

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE TWO YEAR PERIOD ENDED DECEMBER 31, 2007
(per index)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2005	6,263,702	$626	19,001,152	$1,900	$3,300,100	$(3,419,431)	$(116,805)

Issuance of Series B preferred stock	15,780,160	1,578	-	-	5,009,392		5,010,970
Costs of issuance					(568,629)		(568,629)
Stock issued on note conversion			341,050	34	99,966		100,000
Stock issued on note conversion			341,050	34	99,966		100,000
Stock issued for purchase of AII(1) & recapitalization			1,000,005	100	(600,100)		(600,000)
Warrants and options issued for services					198,631		198,631
Preferred stock dividend						(404,232)	(404,232)
Net loss for the year	-	-	-	-	-	(3,282,311)	(3,282,311)
Balance December 31, 2006	22,043,862	2,204	20,683,257	2,068	7,539,326	(7,105,974)	437,624

Stock issued on note conversion			397,163	40	91,308		91,348
Stock issued on note conversion			165,011	17	37,936		37,953
Stock issued for consulting services			375,000	38	86,212		86,250
Stock issued on employee stock option conversion			44,875	5	6,288		6,293
Warrants and options issued for services					1,602,601		1,602,601
Preferred stock dividend						(420,000)	(420,000)
Net loss for the year	-	-	-	-	-	(4,528,826)	(4,528,826)
Balance December 31, 2007	22,043,862	$2,204	21,665,306	$2,167	$9,363,671	$(12,054,800)	$(2,686,758)

(1)	Name changed from General Devices Inc to Aduromed Industries Inc.(AII) on January 30, 2007

See Notes to Consolidated Financial Statements

ADUROMED INDUSTIRES, INC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,528,826)	$(3,282,311)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services and interest	86,250	-
Warrants and options issued for services	471,758	198,631
Beneficial conversion feature	1,159,735
Depreciation expense	90,621	59,811
Bad debt write off	-	-
Write off fixed assets	7,170
Convert Capital lease to Operating lease	(7,123)
Changes in operating assets and liabilities:
Accounts receivable	(564,603)	(92,288)
Revenues in excess of billings	158,215	(1,748)
Inventory	(261,132)	(593,765)
Prepaid expenses	(3,822)	(26,997)
Long term deposits	500	64,472
Accounts payable and accrued liabilities	(963,800)	423,778
Deferred revenue	177,288	34,432
Billings in excess of revenue	855,274	366,064
Interest on notes payable	11,700	11,700
Accrued dividends payable	420,000	404,232
Net cash used in operating activities	(2,890,795)	(2,433,989)
Cash flows from investing activities:
Purchase of fixed assets	(13,749)	(415,625)
Net cash used in investing activities	(13,749)	(415,625)

Cash flows from financing activities:
Acquisition of shell company	-	(600,000)
Proceeds from convertible notes payable	1,275,000	-
Repayment of convertible note payable	(50,000)	-
Repayments of notes payable	(6,870)	492,551
Proceeds from stock options	6,293	-
Proceeds from issuance of preferred stock	-	5,010,970
Costs of issuance of preferred stock	-	(568,629)
Net cash provided by financing activities	1,224,423	4,334,892

Increase in cash and cash equivalents	(1,680,121)	1,485,278
Cash and cash equivalents, beginning of period	1,892,336	407,058
Cash and cash equivalents, end of period	$212,215	$1,892,336

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,441	$38,013
Cash paid for income taxes	$-	$-
Supplemental disclosures of noncash investing and financing activities:
Conversion of note to stock	$129,301	$200,000

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. In connection with the loan, the investors will also receive five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”). In the event that the Company consummates a financing involving the issuance of the Company’s common stock or securities convertible into such common stock and accompanying warrants (“Financing Warrants”) with gross proceeds of at least $1,500,000, the exercise price and anti-dilution provisions of the Loan Warrants will be reset to match the terms of the Financing Warrants. The net proceeds of the loan was approximately $1,047,175 after discounts, placement fees and expenses.

On December 27, 2007, in consideration for the issuance of additional warrants for the purchase of a total of 2,450,000 shares of the Company’s common stock, holders of $1,225,000 in principal amount of such secured loan arrangement agreed to extend the maturity of such loan to June 30, 2008. Such warrants will have a five year term and an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more (a “Qualified Financing”). As additional consideration for agreeing to such extension these holders were given the right to covert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion.

The Company has available cash and cash equivalents of approximately $212,215 at December 31, 2007 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the year ending December 31, 2007 and 2006 amounting to 44,527,322 and 40,773,639 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the year ending December 31, 2007 and 2006 amounting to 22,043,862 for both periods of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	2007	2006
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(4,528,826)	$(3,282,311)
Dividend payable to preferred stockholders	(420,000)	(404,232)
Net loss to common stockholders	$(4,948,826)	$(3,686,543)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	20,977,732	20,643,910

Basic and diluted EPS (LPS)	$(0.24)	$(0.18)

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

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2007, the Company has no cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $112,000.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. For the years ended December 31, 2007 and 2006, we recognized approximately $913,000 or 32% and $1,722,000 or 37% respectively of total revenue in revenue from Aramark. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $11,418 and $16,100 as of December 31, 2007 and 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Vehicles	41,338	41,338
Office Furniture	164,525	179,709
Computers and Accessories	175,485	170,322
Leasehold Improvements	117,997	117,997
	499,345	509,366
Accumulated Depreciation	148,166	74,145
	351,179	435,221

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The inventory, using the average cost method, was $900,938 and $639,806 as of December 31, 2007 and 2006 respectively and is stated at the lower of cost or market. The following table summarizes these assets as of December 31, 2007 and 2006:

	2007	2006
Component & spare parts	$742,310	$528,734
Consumables	29,384	26,839
Advance payments	129,244	84,233
Total Inventory	$900,938	$639,806

BUSINESS COMBINATION

On January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

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

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2007 and 2006 the Company had $245,391and $68,103 in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

4.	CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were seven outstanding contracts at December 31, 2007 and three outstanding at December 31, 2006. The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at December 31, 2007
1,327,930	683,593	1,327,930	-	644,337
483,117	458,995	483,117	-	24,122
231,257	12,447	12,447	-	-
483,596	106,076	120,899	-	14,823
257,820	-	257,820	-	257,820
282,948	-	94,316	-	94,316
559,594	5,611	191,531	-	185,920
3,626,262	1,266,722	2,488,060	-	1,221,338

Outstanding contracts at December 31, 2006
1,327,930	644,589	995,948	-	351,359
1,961,600	1,946,895	1,961,600	-	14,705
993,544	903,373	745,158	158,215	-
4,283,074	3,494,857	3,702,706	158,215	366,064

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	SHORT TERM SECURED NOTES PAYABLE

On June 27, 2007 the Company entered into a secured loan arrangement with various lenders for $1,275,000. The notes have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. The lenders received five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share. On December 27, 2007, in consideration for the issuance of additional warrants for the purchase of a total of 2,450,000 shares of the Company’s common stock, holders of $1,225,000 in principal amount of such secured loan arrangement agreed to extend the maturity of such loan to June 30, 2008. On December 27, 2007, the Company paid off $50,000 of the original note.

6.	NOTES PAYABLE

The following table summarizes the Notes Payable outstanding as of December 31, 2007 and 2006

Note Balance	Short Term	Long Term
Outstanding at December 31, 2007
$18,985	$6,509	$12,476
50,000	-	50,000
191,247	191,247	-
	197,756	62,476

Outstanding at December 31, 2006
$24,785	$7,092	$17,693
8,192	5,208	2,984
50,000	-	50,000
129,300	129,300	-
179,547	-	179,547
	141,600	250,224

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a note payable on a vehicle purchase due to a third party. The note bears interest at 5.85%, requires payments of $591 per month through November 2010 and is secured by the purchased vehicle. The balance on the note at December 31, 2007 and December 31, 2006 was $18,985 and $24,785 respectively.

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank’s prime interest rate adjusted quarterly (7.755% at December 31, 2007 and 8.25% at December 31, 2006). The balance of $50,000 is due in 2012.

There is an outstanding note payable. The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. The following summarizes the balances due on December 31, 2007 and 2006:

	December 31,
	2007	2006
Principal	$97,500	$97,500
Accrued Interest	93,747	82,047
Total	$191,247	$179,547

In 2007, the Company transferred a note payable on a capital lease to an operating lease which will expire in 2009.

On August 27, 2007, the Company converted two promissory notes to shares of common stock. The holders of the notes received 397,163 shares and 165,011 shares of common stock respectively. The stock was valued at $0.23 per share.

7.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2007	2006
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(1,453,412)	(1,000,088)
State	(337,479)	(238,495)
	(1,790,891)	(1,238,583)
Current and deferred	(1,790,891)	(1,238,583)
Valuation allowance	1,790,891	1,238,583
Total	$-	$-

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2007	2006
Tax at statutory rate	$(1,585,019)	$(1,099,625)
Non-deductible expenses	10,115	18,449
State income tax (benefit)	(215,987)	(157,407)
Valuation allowance	1,790,891	1,238,583
	$-	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2007	2006
Deferred tax assets - Tax NOL	$3,335,927	$2,460,383
Valuation allowance	(3,335,927)	(2,460,383)
	$-	$-

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

The Company has available at December 31, 2007 unused federal and state net operating loss carry forwards totaling $9,921,079 that may be applied against future taxable income that expire in the years 2008 through 2021. The tax benefit of these net operating loss carry forwards, based on an effective tax rate of 40% is approximately $3,335,927. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

8.	LEASE COMMITMENTS

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2008	$68,788
2009	36,768
2010	28,863
2011	16,933
2012	2,720
Thereafter	-
$154,072

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2008	$99,788
2009	102,752
2010	105,716
2011	108,680
2012	111,644
Thereafter	353,111
$881,691

9.	PREFERRED STOCK

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

AII has accrued $602,000 in liquated damages payable to its preferred stockholders.

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

On September 26, 2007, the number of authorized shares of Preferred Stock, par value $0.0001, was increased from 40,000,000 to 60,000,000

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMON STOCK

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

On April 16, 2007, the number of authorized Common Stock, par value $0.0001, was increased from 100,000,000 to 130,000,000

From August 23, 2007 through December 31, 2007, 375,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The stocks were valued at $0.30 per share for a total value of $112,500. The Company has a further obligation to issue 75,000 shares of common stock per month through August 22, 2008.

On August 27, 562,174 shares of common stock were issued to two note holders who converted the full value of their promissory notes at $0.23 per share for a value of $129,301.

On September 26, 2007, the number of authorized shares of Common Stock, par value $0.0001, was increased from 130,000,000 to 200,000,000

During 2007, 44,875 shares of common stock were issued pursuant to stock option agreements.

11.	STOCK OPTIONS AND WARRANTS

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

Stock option and warrant transactions are summarized as of December 31, 2007 and 2006 as follows:

	Stock Options		Warrants
	December 31,		December 31,
	2007	2006	2007	2006
Outstanding - beginning of year	10,927,774	10,477,774	29,845,865	11,861,319
Granted	460,000	450,000	5,229,500	17,984,546
Exercised	44,875	-	-	-
Forfeited	44,875	-	1,846,067	-
Outstanding - end of period	11,298,024	10,927,774	33,229,298	29,845,865

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain information with respect to the above-referenced stock options and warrants outstanding at December 31, 2007:

			Weighted	Weighted
	Number	Exercise	Average	Average
	Outstanding	Price Range	Exercise Price	Life in Years
Options	11,298,024	$0.05 - $0.55	$0.21	5.2
Warrants	33,229,298	$0.05 - $0.56	$0.34	3.4

The following table provides certain information with respect to the above-referenced stock options and warrants exercisable at December 31, 2007:

	Number	Exercise	Average	Average
	Exercisable	Price Range	Exercise Price	Life in Years
Options	7,843,309	$0.05 - $0.55	$0.16	4.3
Warrants	33,229,298	$0.05 - $0.56	$0.34	3.4

The estimated fair values at date of grant were $.15 to $.42 for the options granted above, using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3 - 10
Interest rate	4.75% - 6%
Volatility	0.01% - 150%
Dividend yield	0%

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

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

On February 15, 2007, FASB issued SFAS No. 159, entitled “The Fair Value Option for Financial Assets and Financial Liabilities.”  The guidance in SFAS No. 159 “allows” reporting entities to “choose” to measure many financial instruments and certain other items at fair value.  The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled “Accounting for Derivative Instruments and Hedging Activities”.  The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. We do not believe this new accounting standard will have a material impact on our financial condition or results of operations.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported

Item 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective to ensure information requiring disclosure by the Company in reports which it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company's management is responsible for establishing, designing and maintaining internal controls over financial reporting that provide reasonable assurance to our Board of Directors and shareholders that the financial statements prepared are fairly presented. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. For the year ended December 31, 2007 we have made no changes in internal controls and we believe our internal control over financial reporting are effective at a reasonable assurance level based on said criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B - OTHER INFORMATION

None

PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

As of March 30, 2008 the directors and executive officers both AII and Aduromed were as follows:

Damien R. Tanaka	64	Director, President and CEO
Kevin T. Dunphy	59	Director, Chief Financial Officer and Treasurer
Jay S. Bendis	61	Director
Elan Gandsman	66	Director
Ronald A. LaMorte	70	Director
Paul Farrell	44	Director

Following is a brief summary of the background and experience of each director and executive officers of AII and Aduromed:

Mr. Tanaka is the Chairman, President and CEO of AII and has been the President and Chief Executive Officer of Aduromed since its organization in 2002. He had comparable executive responsibilities as a member and manager of Aduromed's predecessor, a Connecticut Limited Liability Company formed in 1997 and reorganized in 2002 under the Delaware General Corporation Law as the present Aduromed Corporation.

By the terms of his employment agreement, Mr. Tanaka will serve for a term continuing until September 28, 2010, with automatic one-year renewals thereafter. Mr. Tanaka’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Tanaka owns, beneficially and of record, 8,257,000 shares, or approximately 37.7% of the issued and outstanding Common Stock, with options and warrants to purchase an additional 6,313,166 shares of Common Stock at $0.0557 per share.

Kevin T. Dunphy has been the Chief Financial Officer and Treasurer of AII and Aduromed since 2005. He is a member of the board of directors of both companies. From 1999 through 2004 he held various accounting and finance positions at FuelCell Energy, Inc. in Danbury, Connecticut, a company engaged in development and manufacture of high temperature fuel cell products. From July to December 2004 he served as FuelCell’s Director of Finance Technology Group; previous to that he was its Corporate Controller. During the period from January to May 2005 he was an independent consultant. Mr. Dunphy holds a BS degree in accounting from Mercy College and an MBA from Long Island University.

By the terms of his employment agreement, Mr. Dunphy will serve for a term continuing until September 28, 2010, with automatic one-year renewals thereafter. Mr. Dunphy’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Dunphy holds options to purchase 987,249 shares of Common Stock at $0.1393 per share, of which options to purchase 658,167 shares are fully vested with the balance vesting on June 1, 2008.

Mr. Bendis has, during the past five years, been president of Transfer Technology Consultants in Akron, Ohio, specializing in transferring new product concepts from design to commercialization. In 2005 he became president and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point care testing. He is presently a partner in the Crystal Corridor Group which works with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology. Since 2003 he has served as chairman of the board of Imaging Diagnostic Systems in Plantation, Florida, a company that has developed an imaging device to aid in detection and management of breast cancer. He holds a BA degree in marketing from Kent State University. Mr. Bendis owns 269,250 shares of the Company’s Common Stock and options to purchase 100,000 shares of the Company’s Common Stock.

Dr. Gandsman has since 1993 been Director of Environmental Health and Safety at Yale University in New Haven, Connecticut. He holds a BS degree in physics and math from the University of Buenos Aires, and MSc and PhD degrees in physics from Tel Aviv University. Mr. Gandsman owns options to purchase 100,000 shares of the Company’s Common Stock.

Mr. LaMorte is a Certified Public Accountant. During the period from 1999 through 2003, and for several years prior thereto, he had been a Managing Principal of Dworken, Hillman, LaMorte & Sterczala, a public accounting firm in Shelton, Connecticut. He retired from the firm in December 2003. Mr. LaMorte holds a BS degree from the University of Connecticut. Mr. LaMorte owns options to purchase 100,000 shares of the Company’s Common Stock.

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

SIGNIFICANT EMPLOYEES

Stephen Birch	36	Vice President of Business Development of Aduromed Corporation
Robert C. Meyer	52	Vice President of Operation and Marketing of Aduromed Corporation
Timothy R. Hertweck	53	Vice president of Sales of Aduromed Corporation

Mr. Birch is Vice President Business Development of Aduromed. From 2000 to August, 2002 he had served as Manager, Quality Assurance, and Assistant Vice President, Internet Technology at Martha Stewart Living Omnimedia, Inc. in New York City. Thereafter, he was an independent consultant to Aduromed until October 1, 2005 when he joined the company as an employee. Since then he has been engaged in Aduromed's business development. He executed a five (5) year employment contract with Aduromed, dated as of September 30, 2005, to act as Aduromed's Vice President for business development. Mr. Birch owns 231,591 shares of Common Stock of the Company, plus presently exercisable options to purchase 1,525,750 shares of the Company's Common Stock. Mr. Birch holds a BS degree from Oklahoma State University.

Mr. Meyer joined Aduromed as its Vice President Operations and Marketing on January 1, 2006. With his background from 1996 to 1999 in developing market strategies for innovative consumer products as a vice president of the Pepsi-Cola Company, in Purchase, New York, he then became associated, during the period 2000-2003, with the consulting firm Advanced Materials Partners, Inc. in New Canaan, Connecticut, as Vice President, assisting clients in development of innovative products. In 2004 he was Executive Vice President of CCM Marketing Communications, Inc., New York City advertising and promotion firm with clients in the consumer products area. He left CCM later in 2004 and throughout 2005 has been Managing Partner of Insight to Innovation, LLC, in Wilton Connecticut, a consulting firm devoted to developing growth strategies and product innovations for its clients. It was in that capacity as a consultant in 2005 that he commenced his association with Aduromed. Mr. Meyer owns 179,500 shares of the Company's Common Stock, plus options vesting over the next three years to purchase (i) 150,000 shares of Common Stock at $0.55 per share and (ii) 300,000 shares of Common Stock at $0.30 per share. Mr. Meyer holds a BS degree in mechanical engineering from Trinity College, an MME in mechanical engineering from Rensselaer Polytechnic Institute and an MBA from the Columbia Graduate School of Business.

Mr. Hertweck joined Aduromed on January 1, 2006, as its Vice President Sales. During the past five years he has been President of Portfolio Management Associates, Inc., a consulting firm in Exeter, Connecticut founded by him dealing in merger, acquisition and turnaround situations for companies that had included Aduromed. Mr. Hertweck owns 463,290 shares of the Company's Common Stock plus options vesting over the next two years to purchase 150,000 shares of Common Stock at $0.55 per share. Mr. Hertweck holds a BA degree in political science from Wagner College.

COMPLIANCE WITH SECTION 16(a)

Based solely upon its review of copies of Forms 3, 4 and 5 received by it or representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2007 there were no delinquencies with the Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). Stock holders may write to Ms. Carey Nevin, Administrative Manager, at the Company’s executive office, 3 Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of Ethics, and the Company will provide a copy without charge. The Company’s Code of Ethics is also available on the Company’s website at www.aduromed.com.

AUDIT COMMITTEE FINANCIAL EXPERT

AII has a standing audit committee comprised of three members of its Board of Directors. Mr. LaMorte serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 407 of Regulation S-K (17 CFR 229.407) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11. - EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its two most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the two years ended December 31, 2007.

Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Damien Tanaka Chairman, President/CEO	2007 2006	250,000 247,209	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	38,928(1) 37,025(1)
Kevin Dunphy CFO	2007 2006	150,000 137,161	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	23,337(2) 17,649(2)
Stephen Birch VP Business Development (Aduromed Corporation)	2007 2006	160,000 158,945	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	13,148(3) 10,928(3)

(1) For the years 2007 and 2006, includes perquisites covering supplemental term life insurance amounting to $8,279 and $10,907, use of a motor vehicle $1,498 and $2,016, disability benefits amounting to $22,053 and $18,812 and club membership amounting to $7,098 and $5,290 respectively. Mr. Tanaka does not receive any separate compensation for acting as a director of the Company or Aduromed.

(2) For the years 2007 and 2006, includes perquisites covering supplemental term life insurance amounting to$2,858 each year, use of a motor vehicle amounting to $2,202 and $2,738, disability benefits amounting to $12,359 and $8,751 and club membership amounting to $5,918 and $3,302 respectively. Mr. Dunphy does not receive any separate compensation for acting as a director of the Company or Aduromed.

(3) For the years 2007 and 2006 includes perquisites covering supplemental term life insurance amounting to $633 and $814, use of a motor vehicle amounting to $1,278 and $2,022, disability benefits amounting to $6,886 and $4,390 and club membership amounting to $4,351 and $3,702 respectively.

The Company has a five-year employment agreement with Mr. Tanaka, dated September 30, 2005, providing that he will act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $250,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attainting financial objectives determined annually by the board, not to exceed 100% of his base salary.

The Company has a five-year employment agreement with Mr. Dunphy, dated September 30, 2005, providing that he will act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $150,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary.

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

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees. No options were granted to any of the named executives in 2007 or in 2006.

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARS Granted to Employee(s) in Fiscal Year	Exercise on Base Price ($/Sh)	Expiration Date
Damien Tanaka	-0-	-0-	-0-	-0-
Kevin Dunphy	-0-	-0-	-0-	-0-
Stephen Birch	-0-	-0-	-0-	-0-

Fiscal Year End Option Value

Name	Number of Securities Underlying Unexercised Options at December 31, 2007 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options At December 31, 2007 Exercisable ($)

Damien Tanaka	3,006,625/2,409,041	$283,525
Kevin Dunphy	658,167/871,117	$-0-
Stephen Birch	1,525,750/1,023,843	$-0-

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2007.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)
Jay Bendis	14,500	-0-	5,297
Elan Gandsman	15,000	-0-	5,297
Ronald LaMorte	15,500	-0-	5,297
Paul Farrell	-0-	-0-	-0-

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

Combined meetings of the boards of directors of AII and Aduromed are considered a single meeting for purposes of the foregoing compensation schedule, while the same schedule will apply to any separate meetings of Aduromed's board of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The Company has no equity compensation plans, and therefore no securities reserved for such purposes.

The following table and footnotes set forth as of March 14, 2008, the number and percentage of the outstanding shares of Common Stock and Series A and Series B Preferred Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of AII, (ii) each executive officer, (iii) all current directors and executive officers of AII as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding (i) Common Stock, and (ii) the Series A and Series B Preferred Stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of AII’s Voting Securities

Title of	Name and Address of	Amount and Nature of	Percentage
Security	Beneficial Owner	Beneficial Ownership	of Class *

Common
Stock	Damien R. Tanaka(1)(7)	14,570,166	33.16%
	3 Trowbridge Drive
	Bethel, CT 06801

Common
Stock	Norman C. Kristoff(2)	1, 615,500	3.68%
	194 Upper Troy Road
	Fitzwilliam, NH 03447

Common
Stock	Crown Capital Pty Ltd.(3)	2,647,625	6.03%
	45 View Street
	Peppermint Grove
	Western Australia 6011
	Australia

Common
Stock	Christopher J. and Jill L.	1,662,357	3.79%
	Winners (JTWROS)(4)
	2100 Yacht Mischief
	Newport Beach, CA 92660

Series A and	Pequot Capital Management, Inc.(5)(7)	27,840,108	63.37%
Series B	500 Nyala Farm Road
Preferred	Westport, CT 06880

Series A and	Sherleigh Associates Inc.	16,247,762	36.98%
Series B	Defined Benefit Pension Plan(6)(7)
Preferred	920 Fifth Avenue #3B
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
(2) Consists of (i) 1,346,250 shares owned of record, and Mr. Kristoff’s indirect interest in 269,250 shares of record held by Delphinian Quest Advisors, LLC. Mr. Kristoff owns a 50% voting membership interest in Delphinian Quest Advisors, LLC. Mr. Kristoff’s mother, Stelle Kristoff, owns of record 364,385 shares of Common Stock with respect to which Mr. Kristoff disclaims beneficial ownership.
(3) Consists of (i) 1,795,000 shares owned of record and (ii) 852,625 shares issuable upon exercise of warrants at an exercise price of $0.56 per share.
(4) Consists of (i) 944,357 shares owned of record and (ii) 718,000 shares issuable upon exercise of warrants at an exercise price of $0.5571 per share. All of these outstanding shares and warrants are owned by Christopher J. Winners and Jill L. Winners jointly as joint tenants with rights of survivorship.
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

Security Ownership of Management (Directors and Executive Officers)

Title of	Name and Address of	Amount and Nature of	Percentage
Security	Beneficial Owner	Beneficial Ownership	of Class*

Common
Stock	Damien R. Tanaka(1)	14,570,166	33.16%
	3 Trowbridge Drive
	Bethel, CT 06801

Common
Stock	Kevin T. Dunphy(2)	658,166.66	<1%
	3 Trowbridge Drive
	Bethel, CT 06801

Common
Stock	Jay S. Bendis (3)	369,250	<1%
	71 Springcrest Drive
	Akron, OH 44333

Common
Stock	Paul D. Farrell (4)	-------	-------
	Pequot Capital Management, Inc.
	500 Nyala Farm Road
	Westport, CT 06880

Common
Stock	Ronald A. LaMorte (5)	100,000	<1%
	36 Haystack Hill Road
	Orange, CT 06470

Common
Stock	Elan Gandsman (6)	100,000	<1%
	135 College Street
	New Haven, CT 06510

Common
Stock	All Directors and	15,797,582.67	35.96%
	Executive Officers
	As a Group

Preferred
Stock	All Directors and Executive Officers	-0-
	As a Group(4)

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
(2) Consists of 658,166.66 shares issuable upon exercise of options at an exercise price of $0.1393 per share.
(3) Consists of (i) 269,250 shares held of record (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, and (iii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share.
(4) Mr. Farrell has been appointed as a director of the Company by the Preferred Holders in accordance with the Stockholders Agreement. Mr. Farrell (Managing Director) is an employee of Pequot Capital Management, Inc., which holds voting (except for Premium Series PCC Limited--Cell 33) and dispositive power for all shares held of record by the Funds.
(5) Consists of (i) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, and (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share.
(6) Consists of (i) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, and (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2007 the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, Ronald A. LaMorte, and Paul Farrell. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). All members of the Audit Committee were independent pursuant to the standards for independence set forth in SOX during 2007.

For each director identified as independent above, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner & Bradshaw, PLLC:

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2007	December 31, 2006
Audit and
Audit Related Fees	$36,130	$27,000
Tax Fees	None	None
All Other Fees	$2,500(1)	$14,500(1)

(1)All other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the issuance of our Form SB-2

Audit and Non-Audit Fees Paid to Amper, Politziner & Mattia, P.C.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit and
Audit-Related Fees	$0	$0
Tax Fees	None	None
All Other Fees	$0	$21,000(1)

(1) All other fees paid to Amper Politiziner & Mattia, P.C. are related to the issuance of our Form SB-2

Item 15 - EXHIBITS

All reference to Registrant’s Forms 8-K, 10-KSB, 10-QSB include reference to File No. 000-03125.

Number	Description of Exhibit
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

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).
3.2	Registrant’s Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).
3.3	Registrant’s Amendment to Certificate of Incorporation, dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).
3.4	Registrant’s Amendment to Certificate of Incorporation, dated April 16, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 16, 2007).
3.5	Registrant’s Amendment to Certificate of Incorporation, dated September 26, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed September 26, 2007).
3.6	Registrant’s Bylaws (incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed July 14, 2000).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.3	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.4	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-KSB, filed April 21, 2006).
4.5
Loan and Security Agreement, dated as of June 27, 2007, by and among Aduromed Industries, Inc., Aduromed Corporation and the investors named on the signature pages thereto (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed July 2, 2007).

4.6	Form of Secured Promissory Note (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed July 2, 2007).
4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.03 to Registrant’s Form 8-K, filed July 2, 2007).
4.8
Subsidiary Guarantee, dated as of June 27, 2007, from Aduromed Corporation in favor of the investors named on the signature pages of the Loan and Security Agreement (incorporated by reference to Exhibit 4.04 to Registrant’s Form 8-K, filed July 2, 2007).

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

Number	Description of Exhibit
10.4	Employment Agreement, dated as of January 23, 2006, between the Registrant and Damien R. Tanaka (incorporated by reference to Exhibit 10.3 to Registrant’s Form SB-2, filed March 24, 2006).
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

* Filed herewith

(b) Report on Forms 8-K: December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUROMED INDUSTRIES, INC.

Dated: March 31, 2008	By:	/s/ Damien R. Tanaka
Damien R. Tanaka
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated March 31, 2008	/s/ Damien R. Tanaka
Damien R. Tanaka
Chairman, CEO and Director
(Principal Executive Officer)

Dated March 31, 2008	/s/ Kevin T. Dunphy
Kevin T. Dunphy
Treasurer, CFO and Director
(Principal Financial Officer)

Dated: March 31, 2008	/s/ Jay S. Bendis
Jay S. Bendis, Director

Dated: March 31, 2008	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: March 31, 2008	/s/ Ronald A. LaMorte
Ronald A. LaMorte, Director

Dated: March 31, 2008	/s/ Paul Farrell
Paul Farrell, Director