Form 10-Q
period 2008-03-31
ADUROMED INDUSTRIES, INC.
filed 2008-05-14
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 000-03125

ADUROMED INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	21-0661726
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3 Trowbridge Drive
Bethel, Connecticut 06801
(Address of Principal Executive offices)

(203) 798-1080
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 12, 2008 21,965,306 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND DECEMBER 31, 2007	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31,2008 AND 2007	F4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F5

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash	$225,035	$212,215
Accounts receivable (net of $11,418 allowance)	200,716	739,840
Revenues in excess of billings	61,448	-
Inventory	581,966	900,938
Prepaid expenses	55,350	55,350
Total current assets	1,124,515	1,908,343

Property, plant and equipment, net	328,820	351,179

Long term deposits	17,988	17,988

Total assets	$1,471,323	$2,277,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$523,048	$517,402
Deferred revenue	219,783	245,391
Dividends payable	969,013	864,013
Accrued liquidated damages	602,000	602,000
Billings in excess of revenue	753,776	1,221,338
Short term secured notes payable	1,225,000	1,225,000
Convertible debt, face value $1,225,000, due June 27, 2008	678,959	28,892
Short term notes payable related party	300,000	-
Current portion of notes payable	247,759	197,756
Total current liabilities	5,519,338	4,901,792

Notes payable, less current portion	63,894	62,476

Total liabilities	5,583,232	4,964,268

Stockholders' deficit
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204	2,204
Common stock: $.0001 par value; 200,000,000 shares authorized; 21,890,306 and 21,665,306 shares issued and outstanding	2,189	2,167
Additional paid-in capital	9,567,293	9,363,671
Accumulated deficit	(13,683,595)	(12,054,800)
Total stockholders' deficit	(4,111,909)	(2,686,758)

Total liabilities and stockholders' deficit	$1,471,323	$2,277,510

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter ended
	March 31,
	2008	2007
Revenues
Contract revenues earned	$523,484	$581,591
Sales and service revenues	164,542	189,015
Total revenues	688,026	770,606

Cost of sales	475,598	512,953

Gross profit	212,428	257,653

Operating expenses
Salaries and wages	370,841	416,592
General and administrative expenses	565,547	527,481
Depreciation expense	22,359	23,200
Total operating expenses	958,747	967,273

Loss from operations	(746,319)	(709,620)

Other income and expenses
Interest income	375	8,869
Interest expense	(777,851)	(45,927)
Total other income and expenses	(777,476)	(37,058)

Net loss before income taxes	(1,523,795)	(746,678)

Provision for income tax benefit	-	-

Net loss	$(1,523,795)	$(746,678)

Basic and diluted net loss per common share	$(0.07)	$(0.04)

Weighted average common shares outstanding	21,736,185	20,683,257

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,523,795)	$(746,678)
Adjustments to reconcile net loss to
net cash used in operations:
Warrants and options issued for services	203,644	84,000
Depreciation expense	22,359	23,200
Changes in operating assets and liabilities:
Accounts receivable	540,999	(5,858)
Revenues in excess of billings	(61,448)	27,170
Inventory	318,972	(294,688)
Prepaid interest	-	7,143
Accounts payable and accrued liabilities	548,838	(139,074)
Deferred revenue	(25,608)	86,860
Billings in excess of revenue	(467,562)	(21,307)
Interest on notes payable	2,925	2,925
Dividends payable	105,000	105,000
Net cash used in operating activities	(335,676)	(871,307)

Cash flows from investing activities:
Purchase of fixed assets	-	(10,430)
Net cash used in investing activities	-	(10,430)

Cash flows from financing activities:
Repayments of notes payable	(1,504)	(2,488)
Issuance of note payable	300,000	-
Increase in line of credit	50,000	-
Net cash provided by financing activities	348,496	(2,488)

Increase in cash and cash equivalents	12,820	(884,225)

Cash and cash equivalents, beginning of period	212,215	1,892,336
Cash and cash equivalents, end of period	$225,035	$1,008,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,712	$1,016
Supplemental disclosures of noncash investing and financing activities:
Accrual of preferred stock dividents	$105,000	$105,000

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company”,“AII”) as of March 31, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three month period ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the three month period ended March 31, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 31, 2008.

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

The Company has available cash and cash equivalents of approximately $225,035 at March 31, 2008 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. BUSINESS DESCRIPTION - ORGANIZATION

The Company designs, fabricates and installs systems to treat regulated medical waste on site. Its principal products are the Aduromed MedClean® series systems. AII through its subsidiary provides MedClean® systems to hospitals and other medical facilities as efficient, safe, cost-effective and legally-compliant solutions as alternatives to incineration or off-site hauling of untreated medical waste and to other types of alternative treatment technologies and methodologies.

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the quarter ending March 31, 2008 and 2007 amounting to 45,107,447 and 40,773,639 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the year ending March 31, 2008 and 2007 amounting to 22,043,862 for both periods of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	For the quarter ended March 31,
	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(1,523,795)	$(746,678)
Dividend payable to preferred stockholders	(105,000)	(105,000)
Net loss to common stockholders	$(1,628,795)	$(851,678)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	21,736,185	20,683,257

Basic and diluted EPS (LPS)	$(0.07)	$(0.04)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed Federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At March 31, 2008, the Company has cash balances on deposit in one account with a financial institution in excess of the Federally insured limits by a total of approximately $125,000.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. We recognized revenue of approximately $335,552 or 48% and $169,685 or 22% of total revenue from Aramark in the first quarter of 2008 and 2007, respectively. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $11,418 as of March 31, 2008 and December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Vehicles	41,338	41,338
Office Furniture	164,525	164,525
Computers and Accessories	175,485	175,485
Leasehold Improvements	117,997	117,997
	499,345	499,345
Accumulated Depreciation	170,525	148,166
	328,820	351,179

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market. The following table summarizes these assets as of March 31, 2008 and December 31, 2007:

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2008	2007

Component & spare parts	403,875	742,310
Consumables	27,667	29,384
Advance payments	150,424	129,244
Total inventory	581,966	900,938

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At March 31, 2008 and December 31, 2007, the Company had $219,783 and $245,391, respectively in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were three outstanding contracts at March 31, 2008. The following table summarizes these outstanding contracts:

ADUROMED INDUSTRIES INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2008
1,327,930	869,341	1,327,930	-	458,589
231,257	12,447	12,447	-	-
483,596	163,939	120,899	43,040	-
299,759	64,875	188,689	-	123,814
559,594	20,158	191,531	-	171,373
473,014	176,079	157,671	18,408	-
			61,448	753,776

Outstanding contracts at December 31, 2007
1,327,930	683,593	1,327,930	-	644,337
483,117	458,995	483,117	-	24,122
231,257	12,447	12,447	-	-
483,596	106,076	120,899	-	14,823
257,820	-	257,820	-	257,820
282,948	-	94,316	-	94,316
559,594	5,611	191,531	-	185,920
			-	1,221,338

5. SHORT TERM NOTES PAYABLE RELATED PARTY

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the company whereby the Company received $300,000 secured by specific milestone billings and will expire June 16, 2008. The company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The estimated value of the warrants is added to paid-in-capital and amortized to interest expense over the live of the loan. The warrant agreement expires on March 16, 2013.

6. NOTE PAYABLE

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank’s prime interest rate adjusted quarterly (7.25% at March 31, 2008 and 7.75% at December 31, 2007. In the quarter the Company borrowed an additional $50,000 on this line of credit. The balance of $100,000 is due in 2012.

7. COMMON STOCK

In the quarter, 225,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The stocks were valued at $0.23 per share for a total value of $51,750. The Company has a further obligation to issue 75,000 shares of common stock per month through August 22, 2008.

8. RECLASSIFICATION

We reclassified warrants amortization expenses in the first quarter of 2007 from General and Administrative expenses to interest expense to conform to the current period presentation. There is no effect on the net loss for the prior period.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-Q for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

Net Revenue

Total revenue for the quarter ended March 31, 2008 was $688,026 compared with $770,606 for the same period in 2007, a reduction of $82,580 or 10.7%. Contract backlog as of March 31, 2008 was $2,431,008.

Revenues from our MedClean product for the current quarter were $523,484 and $581,591 in the same quarter of 2007. In the quarter we worked on contracts previously awarded in prior years. We were awarded a new contract too late in the quarter to allow us to recognize revenue in the quarter.

Revenues derived from the sale of consumables, component parts and service contracts decreased by $24,473 or 12.9% to $164,542 from $189,015 in 2007. The decrease in revenue was attributable to the timing of orders for consumable products and service contracts from hospitals that have previously purchased our MedClean system compared to last year.

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

Gross Profit

The gross profit for the first quarter of 2008 was $212,428 (30.9% of total revenue) compared with a gross margin of $257,653 (33.4% of total revenue) for 2007, a decrease of $45,225. Gross profit was impacted by the reduction of revenue and product mix.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the first quarter of 2008 was $958,747 compared with $967,273 for the same period in 2007, a decrease of $8,526  The decrease included staff reductions of $45,751, savings on travel and marketing expenses of $53,895 offset by an increase in business consulting of $86,359. All other operating expenses increased $4,761 net.

Interest (Income) Expense

Interest income for the quarter was $375 compared with $8,869 of interest income in the same period of 2007 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of March 31, 2008 the interest rate was 3.25%.

Interest expense and amortization for the current quarter was $777,851 compared with $45,927 in the same period of 2007. Interest expense for the first quarter of 2008 was $38,438 on increased borrowings totaling $1,575,000 of principal In the first quarter of 2008 we recognized non-cash amortization expense for warrants issued amounting to $734,339 compared to $41,397 in the first quarter of 2007. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum due on December 27, 2007. The loan was extended and is due on June 27, 2008. In consideration of the extension the lenders received 2,450,000 of additional warrants which will expire in five years and, have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more. As additional consideration for agreeing to such extension these holders were given the right to convert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion. The beneficial conversion feature was calculated at its intrinsic value on December 27, 2007.

Net loss

Net loss for the current quarter was $(1,523,795) compared to a net loss for the same period in 2007 of $(746,678).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2008 was $(1,628,795) or $(0.07) cents per share (basic and diluted), compared to a net loss of $(851,678) or $(0.04) cents per share (basic and diluted) for the same period in 2007.

During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of March 31, 2007 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Cash on hand	$225,035	$212,215

Working capital	$(4,394,823)	$(2,993,449)

The Company has purchased no new fixed assets in the current quarter. Under current conditions the Company anticipates purchasing approximately $25,000 in additional fixed assets in 2008.

Net cash used in operating activities totaled $338,601 for the quarter ended March 31, 2008

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

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the first quarter of 2008, the Company reduced its inventory on hand by $318,972 to $581,966. The accounts payable balance as of March 31, 2008 was $523,048.

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the company whereby the Company received $300,000 secured by specific milestone billings and will expires June 16, 2008. The company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The warrant agreement expires on March 16, 2013.

In the quarter the Company borrowed an additional $50,000 on a $100,000 line of credit it has with a bank. The balance of $100,000 is due in 2012.

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

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $969,013 in dividends payable.

AII has accrued $602,000 in liquated damages payable to its Preferred stockholders.

The Company with the consent of its Preferred stockholders can pay these obligations in kind with common stock based upon certain formulas contained in the stockholders purchase agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

As of the three month period ended March 31, 2008 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed’s business.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Pursuant to an agreement dated August 23, 2007, the Company engaged Mr. Joseph Esposito as a corporate and business development advisor. During January, February and March 2008 the Company issued a total of 225,000 shares of the Company’s common stock to Mr. Esposito as part of Mr. Esposito’s compensation package as an advisor to the Company. The Company did not receive any cash proceeds from these issuances.

Effective March 17, 2008, in partial consideration for their participation in an accounts receivable purchase from the Company, the Company issued to existing individual shareholders warrants for the purchase of 600,000 shares of the Company’s common stock. These are five year warrants and have an exercise price of $0.09 per share, the closing marker process for the common stock as of March 17, 2008

The offer and sale of these securities was claimed exempt from the registration provisions of the Securities Act by reason of Section 4(2) thereof and Regulation D thereunder. Management made its determination of the availability of such exemption based upon the facts and circumstances surrounding the transactions, including the representations and warranties made by the investors and the fact that restrictive legends were placed on the notes and the warrants.

There were no other unregistered sales of the Company’s equity securities during the quarter ended March 31, 2008.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to security holders of the Company during the period covered by this report.

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

Registrant

ADUROMED INDUSTRIES, INC.

Date: May 14, 2008		Date: May 14, 2008
By:	/s/ Damien R. Tanaka	By:	/s/ Kevin T. Dunphy
Damien R. Tanaka,		Kevin T. Dunphy
Chairman of the Board, President and Chief Executive Officer		Treasurer and and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)