Form 10-K/A
period 2007-12-31
ADUROMED INDUSTRIES, INC.
filed 2008-07-24
CIK 40528

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

FORM 10-K/A
_____________

MARK ONE:
Amendment No. 1
 ☑ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

 ☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________.

Commission file number 0-3125

ADUROMED INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	21-0661726
________________	__________________
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Trowbridge Drive, Bethel, Connecticut     06801
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

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No    ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No    ☑

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 by the registrant for the fiscal year ended December 31, 2007 (“Original 2007 10-K”) is being filed for the sole purpose of restating the information contained in Item 9A - Controls And Procedures of the Original 2007 10-K and re-filing the certifications of the registrant’s chief executive officer and chief financial officer required pursuant to Item 601(b)(31) of Regulation S-K.

PART II
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

The Company's management is responsible for establishing, designing and maintaining internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that provide reasonable assurance to our Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles . We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of internal control over financial reporting are effective at a reasonable assurance level based on said criteria. For the year ended December 31, 2007 we have made no changes in internal control over financial reporting.

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

PART III

Item 15 - EXHIBITS

Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14a Certification.*
31.2	Rule 13a-14(a)/15d-14a Certification.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADUROMED INDUSTRIES, INC.

Dated: July 24, 2008	By:	/s/ Damien R. Tanaka
Damien R. Tanaka
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: July 24, 2008	/s/ Damien R. Tanaka
Damien R. Tanaka
Chairman, CEO and Director (Principal Executive Officer)

Dated: July 24, 2008	/s/ Kevin T. Dunphy
Kevin T. Dunphy
Treasurer, CFO and Director (Principal Financial Officer)

Dated: July 24, 2008	/s/ Jay S. Bendis
Jay S. Bendis, Director

Dated: July 24, 2008	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: July 24, 2008	/s/ Ronald A. LaMorte
Ronald A. LaMorte, Director