Form 10-Q
period 2008-06-30
ADUROMED INDUSTRIES, INC.
filed 2008-08-14
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008 455,593,581 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements `

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007	F2
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
F4 F5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
Current assets
Cash	$71,575	$212,215
Accounts receivable (net of $11,418 allowance)	56,198	739,840
Revenues in excess of billings	55,535	-
Inventory	631,098	900,938
Prepaid expenses	-	55,350
Total current assets	814,406	1,908,343

Property, plant and equipment, net	300,286	351,179

Long term deposits	17,988	17,988

Total assets	$1,132,680	$2,277,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$826,844	$517,402
Deferred revenue	157,702	245,391
Dividends payable	1,074,013	864,013
Accrued liquidated damages	602,000	602,000
Billings in excess of revenue	853,141	1,221,338
Short term secured notes payable	1,225,000	1,225,000
Convertible debt, face value $1,225,000, due August 4, 2008	1,159,733	28,892
Short term notes payable related party	250,000	-
Current portion of notes payable	313,563	197,756
Total current liabilities	6,461,996	4,901,792

Notes payable, less current portion	-	62,476

Total liabilities	6,461,996	4,964,268

Stockholders' deficit
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 22,043,862 shares issued and outstanding	2,204	2,204
Common stock: $.0001 par value; 1,400,000,000 shares authorized; 21,890,306 and 21,665,306 shares issued and outstanding	2,212	2,167
Additional paid-in capital	9,965,483	9,363,671
Accumulated deficit	(15,299,215)	(12,054,800)
Total stockholders' deficit	(5,329,316)	(2,686,758)

Total liabilities and stockholders' deficit	$1,132,680	$2,277,510

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2008	2007
Revenues
Contract revenues earned	$330,739	$532,657
Sales and service revenues	187,216	228,858
Total revenues	517,955	761,515

Cost of sales	333,484	408,910

Gross profit	184,471	352,605

Operating expenses
Salaries and wages	319,149	406,352
General and administrative expenses	518,144	440,605
Depreciation expense	21,956	23,382
Total operating expenses	859,249	870,339

Loss from operations	(674,778)	(517,734)

Other income and expenses
Interest income	239	4,840
Interest expense	(836,081)	(47,385)
Total other income and expenses	(835,842)	(42,545)

Net loss before income taxes	(1,510,620)	(560,279)

Provision for income tax benefit	-	-

Net loss	$(1,510,620)	$(560,279)

Basic and diluted net loss per common share	$(0.07)	$(0.03)

Weighted average common shares outstanding	22,015,101	20,683,257

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six months ended
	June 30,
	2008	2007
Revenues
Contract revenues earned	$854,223	$1,114,248
Sales and service revenues	351,758	417,873
Total revenues	1,205,981	1,532,121

Cost of sales	809,082	921,863

Gross profit	396,899	610,258

Operating expenses
Salaries and wages	689,990	822,944
General and administrative expenses	1,083,691	968,085
Depreciation expense	44,315	46,582
Total operating expenses	1,817,996	1,837,611

Loss from operations	(1,421,097)	(1,227,353)

Other income and expenses
Interest income	614	13,709
Interest expense	(1,613,932)	(93,313)
Total other income and expenses	(1,613,318)	(79,604)

Net loss before income taxes	(3,034,415)	(1,306,957)

Provision for income tax benefit	-	-

Net loss	$(3,034,415)	$(1,306,957)

Basic and diluted net loss per common share	$(0.15)	$(0.07)

Weighted average common shares outstanding	21,895,940	20,683,257

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,034,415)	$(1,306,957)
Adjustments to reconcile net loss to
net cash used in operations:
Stocks, Warrants and options issued for services	601,857	167,999
Depreciation expense	44,315	46,582
Disposal of Fixed Assets	6,578	-
Changes in operating assets and liabilities:
Accounts receivable	683,642	(381,097)
Revenues in excess of billings	(55,535)	72,610
Inventory	269,840	(130,499)
Prepaid expenses	55,350	(153,462)
Accounts payable and accrued liabilities	99,442	(787,665)
Changes in convertible debt	1,130,841	-
Deferred revenue	(87,689)	34,407
Billings in excess of revenue	(368,197)	199,512
Interest on notes payable	5,850	5,850
Dividends payable	210,000	210,000
Net cash used in operating activities	(438,121)	(2,022,720)

Cash flows from investing activities:
Purchase of fixed assets	-	(10,429)
Net cash used in investing activities	-	(10,429)

Cash flows from financing activities:
Issuance of convertible notes		1,275,000
Repayments of notes payable	(52,519)	(3,927)
Issuance of note payable	300,000	-
Increase in line of credit	50,000	-
Net cash provided by financing activities	297,481	1,271,073

Decrease in cash and cash equivalents	(140,640)	(762,076)

Cash and cash equivalents, beginning of period	212,215	1,892,336
Cash and cash equivalents, end of period	$71,575	$1,130,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,131	$2,968
Supplemental disclosures of non-cash investing and financing activities:
Accrual of preferred stock dividends	$210,000	$210,000

See Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company”, “AII”) as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and six month period ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six month period ended June 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 31, 2008 and amended on July 24, 2008.

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

The Company has available cash and cash equivalents of approximately $71,575 at June 30, 2008 which it intends to utilize for working capital purposes and to continue developing its business. On August 4, 2008 the Company closed on a Master Restructuring Agreement (“MRA”) pursuant to which the Company has received $4,405,000 in equity funding as of the date of this filing and has retired or converted all of its preferred stock, liquidated damages, accrued dividends on the preferred stock and a bridge loan in the amount of $1,225,000 into shares of common stock. Concurrent with the MRA, the Company increased its authorized common shares to 1.4 billion shares of common stock. With the restructuring agreement and $4,405,000 received in cash, the Company believes it has adequate cash for the next 12 months.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the period ending June 30, 2008 and 2007 amounting to 43,943,271 and 43,774,696 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the period ending June 30, 2008 and 2007 amounting to 22,043,862 for both periods of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(3,034,415)	$(1,306,957)	$(1,510,620)	$(560,279)
Dividend payable to preferred stockholders	(210,000)	(210,000)	(105,000)	(105,000)
Net loss to common stockholders	$(3,244,415)	$(1,516,957)	$(1,615,620)	$(665,279)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	21,895,940	20,683,257	22,015,101	20,683,257

Basic and diluted EPS (LPS)	$(0.15)	$(0.07)	$(0.07)	$(0.03)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2008, the Company has no cash balances on deposit in any one account with a financial institution in excess of the federally insured limits.

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers, participants in the Master Restructuring Agreement and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. We recognized revenue of approximately $420,050 or 35% and $424,974 or 28% of total revenue from Aramark in the six months ended June 30, 2008 and 2007, respectively. The loss of our principal customer would have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $11,418 as of June 30, 2008 and December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Vehicles	31,061	41,338
Office Furniture	164,525	164,525
Computers and Accessories	167,081	175,485
Leasehold Improvements	117,997	117,997
	480,664	499,345
Accumulated Depreciation	180,378	148,166
	300,286	351,179

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market. The following table summarizes these assets as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Component & spare parts	146,858	742,310
Consumables	20,446	29,384
Advance payments	132,982	129,244
Total inventory	300,286	900,938

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At June 30, 2008 and December 31, 2007, the Company had $157,702 and $245,391, respectively in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were six outstanding contracts at June 30, 2008. The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at June 30, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	12,447	12,447	-	-
483,596	163,939	215,271	-	51,332
299,759	64,875	188,632	-	123,757
559,594	76,219	375,562	-	299,343
473,014	370,877	315,342	55,535	-
			55,535	853,141

Outstanding contracts at December 31, 2007
1,327,930	683,593	1,327,930	-	644,337
483,117	458,995	483,117	-	24,122
231,257	12,447	12,447	-	-
483,596	106,076	120,899	-	14,823
257,820	-	257,820	-	257,820
282,948	-	94,316	-	94,316
559,594	5,611	191,531	-	185,920
-				1,221,338

5.  SHORT-TERM NOTES PAYABLE RELATED PARTY

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the Company whereby the Company received $300,000 secured by specific milestone billings. The company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The estimated value of the warrants is added to paid-in-capital and amortized to interest expense over the live of the loan. The warrant agreement expires on March 16, 2013. On May 23 2008, the Company repaid $50,000 of principal on this note and on August 7, 2008, repaid the remaining balance of $250,000 with accrued interest of $16,200.

6.  NOTE PAYABLE

The Company has a note payable to a bank. The note is personally guaranteed by an officer of the Company, bears interest at the bank’s prime interest rate adjusted quarterly (5.25% at June 30, 2008 and 7.75% at December 31, 2007). The balance of $100,000 is due in 2012. The Company intends on repaying this note during the second half of 2008.

7. COMMON STOCK

For the six months ended June 30, 2008, 450,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The shares were valued at $0.23 per share for a total value of $103,500. The Company has a further obligation to issue 75,000 shares of common stock per month through August 22, 2008.

On August 4, 2008 concurrent with the closing of the Master Restructuring Agreement the Company increased its authorized common shares to 1.4 billion shares and has issued 433,628,275 shares of common stock since June 30, 2008.

8. RECLASSIFICATION

We reclassified warrants amortization expenses in the three and six month periods of 2007 from General and Administrative expenses to interest expense to conform to the current period presentation. There is no effect on the net loss for the prior period.

9. SUBSEQUENT EVENT

On July 10, 2008, the Company, the Company’s wholly-owned subsidiary, Aduromed Corporation (“Aduromed”), Pequot Capital Management, Inc. (“Pequot”), on behalf of various funds managed by Pequot (the “Pequot Funds”), Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), holders of $1,225,000 in principal amount of the Company’s 12% Secured Promissory Notes due July 31, 2008 (the “Bridge Loan Holders”), and Mr. Joseph Esposito, corporate and business development advisor to the Company (“Esposito”) entered into a Master Restructuring Agreement (“MRA”) regarding their respective investments in the Company.

The transactions contempleated by the MRA were consummated as of August 4, 2008 (the “Effective time”). As of the Effective time, existing investments in the Company will be restructured pursuant to the terms of the MRA and certain other changes were implemented The major terms of the MRA are as follows:

Sherleigh (i) converted its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) converted accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) converted liquidated damages in the amount of $215,000 payable to Sherleigh by the Company into 8,600,000 shares of Common Stock and received additional common stock purchase warrants for 8,600,000 shares of Common Stock at an exercise price of $0.025 per share.

The Pequot Funds surrendered their shares of Series A and Series B Preferred Stock to the Company which shares were cancelled, and the Pequot Funds forfeited their right to receive accumulated dividends payable on their Preferred Stock as of June 30, 2008 in the amount of $690,436 and liquidated damages in the amount of $387,000 payable to the Pequot Funds by the Company.

The Series A and B Preferred Warrants were amended such that they collectively represent the right to purchase 55,999,998 shares of Common Stock at an exercise price of $0.025 per share, of which Pequot Funds holds warrants for the purchase of 36,000,001 shares of Common Stock and Sherleigh holds warrants for the purchase of 19,999,997 shares of Common Stock and weighted average anti-dilution rights have been terminated.

The Amended and Restated Stockholders Agreement, dated as of January 23, 2006 among the Company, Aduromed, the Pequot Funds and Sherleigh was terminated.

The Bridge Loan Holders collectively converted a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all such Bridge Loan Holders’ outstanding common stock warrants were collectively converted into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share and anti-dilution rights were terminated. All documents entered into in connection with the bridge loan were terminated.

Esposito and his new management associates invested $1,250,000 into the Company in return for 20,000,000 shares of Common Stock and common stock purchase warrants representing an equal amount of shares of Common Stock at an exercise price of $0.025 per share.

The Pequot Funds invested an additional $1,300,000 into the Company, with post restructuring holdings of 131,097,456 shares of Common Stock and warrants to purchase 131,097,456 shares of Common Stock at $0.025 per share.

Sherleigh invested an additional $700,000 into the Company, with post restructuring holdings of 71,943,023 shares of Common Stock and warrants to purchase 71,943,023 shares of Common Stock at $0.025 per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-Q for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in our Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenue

Total revenue for the three months ended June 30, 2008 was $517,955 compared with $761,515 for the same three month period in 2007. Revenues derived from the sales of our MedClean system decreased by $201,918 while sales and service revenues declined by $41,612.

Revenues from our MedClean product for the three months ended June 30, 2008 were $330,739 and $532,657 in the same three month period in 2007. We were unable to accelerate installation dates from contracts in backlog currently scheduled for the fourth quarter of this year into the three months ended June 30, 2008 due to the clients’ overall construction schedules and no new contracts were awarded in the quarter.

Revenues derived from the sale of consumables, component parts and service contracts decreased by $41,642 or 18% to $187,216 from $228,858 in the same three month period of 2007.

Gross Profit

The gross profit for the three months ended June 30, 2008 was $184,471 (35.6% of total revenue) compared with a gross profit of $352,605 (46.3% of total revenue) for the same three month period of 2007, Gross profit was impacted by sales volume and increased installation costs.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three month period ended June 30, 2008 were $859,249 compared to $870,339 for the same three month period in 2007, an $11,090 decrease.  The addition of a business consultant in August 2007 impacted the quarter by $132,598 which was more than off set by savings in all other categories amounting to a net $143,688.

 Interest (Income) Expense

Interest income for the three months ended June 30, 2008 was $239 compared with $4,840 of interest income in the same three month period of 2007 on reduced cash balances available for investment. The Company invests its excess cash in a money market account.

Interest expense and amortization for the three months ended June 30, 2008 was $836,081 compared with $47,385 in the same three month period of 2007. Interest expense for the three month period ending June 30, 2008 was $52,594 on increased borrowings totaling $1,575,000 of principal. In the three month period ending June 30, 2008 we recognized non-cash amortization expense for warrants issued amounting to $783,487 compared to $41,397 in the same three month period of 2007. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum due on December 27, 2007. The loan was extended and is due on August 4, 2008. In consideration of the extension the lenders received 2,450,000 of additional warrants which will expire in five years and, have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more. As additional consideration for agreeing to such extension these holders were given the right to convert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion. The beneficial conversion feature was calculated at its intrinsic value on December 27, 2007.

Net loss

Net loss for the three months ended June 30, 2008 was $(1,510,620) compared to a net loss for the same three month period in 2007 of $(560,279)

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2008 was $(1,615,620) or $(0.07) cents per share (basic and diluted), compared to a net loss of $(665,279) or $(0.03) cents per share (basic and diluted) for the same period in 2007.

During the quarter, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenue

Total revenue for the six months ended June 30, 2008 was $1,205,981 compared with $1,532,121 for the same six month period of 2007. Of the revenue decrease, $260,025 was attributable to a decrease of revenues derived from sales of our MedClean system and $66,115 was attributable to a decrease of revenues derived from the sale of consumables, component parts and service contracts. Contract backlog as of June 30, 2008 was $1,737,572.

Revenues from our MedClean product for the six months ended June 30, 2007 were $854,223 and $1,114,248 in the same six month period of 2007. We were unable to accelerate installation dates from contracts in backlog originally scheduled for the fourth quarter of this year into the first half of 2008 due to the clients’ overall construction schedules.

Revenues derived from the sale of consumables, component parts and service contracts decreased by $66,115 or 15.8% to $351,758 from $417,873 in the same six month period of 2007.

Orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Typically, we bill our customers for 25% of the contract value at signing, 50% when the equipment is shipped to the customer and 25% upon completion of installation and start-up. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

The gross profit for the six months ended June 30, 2008 was $396,899 (32.9% of total revenue) compared with a gross profit of $610,258 (39.8% of total revenue) for the same six month period of 2007, a decrease of $213,359. Gross profit was impacted by reduced sales and increased cost.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2008 were $1,817,996 compared with $1,837,611 for the same six month period of 2007, a decrease of $19,615. The addition of a business consultant in August 2007 impacted the six month period by $209,848 and increased legal fees amounting to $42,000 was more than off set by savings in staff reductions and associated costs of $263,433. All other categories amounted to a net savings of $8,030.

Interest (Income) Expense

Interest income for the six months ended June 30, 2008 was $614 compared with $13,709 of interest income in the same six month period of 2007 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of June 30, 2008 the interest rate was 0.3%.

Interest expense and amortization for the six months ended June 30, 2008 was $1,613,932 compared with $93,313 in the same six month period of 2008. Interest expense for the six month period ending June 30, 2008 was $96,106 on increased borrowings totaling $1,575,000 of principal. In the six month period ending June 30, 2008 we recognized non-cash amortization expense for warrants issued amounting to $1,517,826 compared to $82,795 in the same six month period of 2008. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum due on December 27, 2007. The loan was extended and is due on August 4, 2008. In consideration of the extension the lenders received 2,450,000 of additional warrants which will expire in five years and, have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more. As additional consideration for agreeing to such extension these holders were given the right to convert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion. The beneficial conversion feature was calculated at its intrinsic value on December 27, 2007.

Net loss

Net loss for the six months ended June 30, 2008 was $(3,034,415) compared to a net loss for the same six month period in 2007 of $(1,306,957).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2008 was $(3,244,415) or $(0.15) cents per share (basic and diluted), compared to a net loss of $(1,516,957) or $(0.07) cents per share (basic and diluted) for the same period in 2006.

During the six months ended June 30, 2008 and 2007, the Company accrued $210,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of June 30, 2008 and December 31, 2007 are as follows:
	June 30,	December 31,
	2008	2007

Cash on hand	$71,575	$212,215

Working capital	$(5,647,590)	$(2,993,449)

The Company has purchased no new fixed assets in the first six months of the current year. Under current conditions the Company anticipates purchasing approximately $50,000 in additional fixed assets in 2008. Net cash used in operating activities totaled $438,121 for the six months ended June 30, 2008.

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
Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the six months ended June 30, 2008, the Company reduced its inventory on hand by $269,840 to $631,098. The accounts payable balance as of June 30, 2008 was $826,844.

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the Company whereby the Company received $300,000 secured by specific milestone billings .The Company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The warrant agreement expires on March 16, 2013. On May 23, 2008, the Company repaid $50,000 of principal on this note and on August 7, 2008 repaid the remaining $250,000 plus accrued interest amounting to 16,200.

On February 21, 2008, the Company borrowed an additional $50,000 on a $100,000 line of credit it has with a bank. The balance of $100,000 is due in 2012. The Company plans on repaying this loan by year end.

On August 4, 2008 the Company closed on a Master Restructuring Agreement (“MRA”) whereby the Company has received $4,405,000 in equity funding and has retired or converted all of its preferred stock, liquidated damages, accrued dividends on the preferred stock and a bridge loan in the amount of $1,225,000 into shares of common stock. Concurrent with the MRA, the Company increased its authorized common shares to 1.4 billion shares of common stock.

AII has an obligation to pay dividends on the value of its preferred stock at a rate of 6%. To date we have accrued $1,074,013 in dividends payable. On August 4, 2008, $383,576 was converted into 15,343,040 shares of common stock and warrants to purchase 15,343,040 shares of common stock at $0.025 per share. The balance of the accrued dividends was surrendered to the Company.

AII has accrued $602,000 in liquidated damages payable to its preferred stockholders. On August 4, 2008, $215,000 was converted into 8,600,000 shares of common stock and warrants to purchase 8,600,000 shares of common stock at $0.025 per share. The balance of accrued liquidated damages was surrendered to the Company.

With the restructuring agreement and $4,405,000 received in cash to date, the Company believes it has adequate cash for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

As of the six month period ended June 30, 2008 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an agreement dated August 23, 2007, the Company engaged Mr. Joseph Esposito as a corporate and business development advisor. During April, May and June 2008 the Company issued a total of 225,000 shares of the Company’s common stock to Mr. Esposito as part of Mr. Esposito’s compensation package as an advisor to the Company. The Company did not receive any cash proceeds from these issuances.

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

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2008.

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

Registrant

ADUROMED INDUSTRIES, INC.
Date: August 14, 2008	Date: August 14, 2008
By: /s/ Damien R. Tanaka	By:/s/ Kevin T. Dunphy
Damien R. Tanaka,	Kevin T. Dunphy
President and	Treasurer and
Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)