Form 10-Q
period 2008-09-30
ADUROMED INDUSTRIES, INC.
filed 2008-11-14
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

As of November 7, 2008 561,406,934 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	F4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007	F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash	$3,111,287	$212,215
Accounts receivable (net of $11,418 allowance)	328,028	739,840
Revenues in excess of billings	7,679	-
Inventory	595,006	900,938
Prepaid expenses	-	55,350
Total current assets	4,042,000	1,908,343

Property, plant and equipment, net	272,337	351,179

Long term deposits	17,988	17,988

Total assets	$4,332,325	$2,277,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$405,783	$517,402
Deferred revenue	165,595	245,391
Dividends payable	-	864,013
Accrued liquidated damages	-	602,000
Billings in excess of revenue	584,967	1,221,338
Short term secured notes payable	-	1,225,000
Convertible debt, face value $1,225,000, due August 4, 2008	-	28,892
Short term notes payable related party	-	-
Current portion of notes payable	200,022	197,756
Total current liabilities	1,356,367	4,901,792

Notes payable, less current portion	-	62,476

Total liabilities	1,356,367	4,964,268

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 0 and 22,043,862 shares issued and outstanding	-	2,204
Common stock: $.0001 par value; 1,400,000,000 shares authorized; 563,406,932 and 21,665,306 shares issued and outstanding	56,341	2,167
Additional paid-in capital	18,848,772	9,363,671
Accumulated deficit	(15,929,155)	(12,054,800)
Total stockholders' equity (deficit)	2,975,958	(2,686,758)

Total liabilities and stockholders' deficit	$4,332,325	$2,277,510

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2008	2007
Revenues
Contract revenues earned	$571,243	$298,838
Sales and service revenues	177,515	304,399
Total revenues	748,758	603,237

Cost of sales	482,239	423,253

Gross profit	266,519	179,984

Operating expenses
Salaries and wages	339,227	396,325
General and administrative expenses	1,015,049	594,032
Depreciation expense	19,585	21,847
Total operating expenses	1,373,861	1,012,204

Loss from operations	(1,107,342)	(832,220)

Other income and expenses
Interest and other income	40,290	7,291
Interest expense	(253,324)	(82,510)
Total other income and expenses	(213,034)	(75,219)

Net loss before income taxes	(1,320,376)	(907,439)

Provision for income tax benefit	-	-

Net loss	$(1,320,376)	$(907,439)

Basic and diluted net loss per common share	$-	$(0.05)

Weighted average common shares outstanding	336,645,470	20,994,455

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine months ended
	September 30,
	2008	2007
Revenues
Contract revenues earned	$1,425,466	$1,413,086
Sales and service revenues	529,273	722,272
Total revenues	1,954,739	2,135,358

Cost of sales	1,291,321	1,345,116

Gross profit	663,418	790,242

Operating expenses
Salaries and wages	1,029,217	1,219,269
General and administrative expenses	2,098,740	1,562,117
Depreciation expense	63,900	68,429
Total operating expenses	3,191,857	2,849,815

Loss from operations	(2,528,439)	(2,059,573)

Other income and expenses
Interest and other income	40,904	21,000
Interest expense	(1,867,256)	(175,823)
Total other income and expenses	(1,826,352)	(154,823)

Net loss before income taxes	(4,354,791)	(2,214,396)

Provision for income tax benefit	-	-

Net loss	$(4,354,791)	$(2,214,396)

Basic and diluted net loss per common share	$(0.04)	$(0.12)

Weighted average common shares outstanding	127,553,445	20,836,677

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,354,791)	$(2,214,396)
Adjustments to reconcile net loss to net cash used in operations:
Stocks, Warrants and options issued for services	1,693,261	296,997
Stocks issued for dividends & liquated damages	598,577
Stock issued for debt	1,159,733	-
Depreciation expense	63,900	68,429
Disposal of Fixed Assets	22,249	7,170
Change to allowance for bad debt		(4,682)
Changes in operating assets and liabilities:
Accounts receivable	411,812	(20,535)
Revenues in excess of billings	(7,679)	70,000
Inventory	305,932	(158,376)
Prepaid expenses	55,350	(5,492)
Accounts payable and accrued liabilities	(262,075)	(832,309)
Deferred revenue	(79,796)	140,829
Billings in excess of revenue	(636,371)	356,165
Interest on notes payable	8,775	-
Dividends payable	(864,013)	315,000
Net cash used in operating activities	(1,885,136)	(1,981,200)

Cash flows from investing activities:
Purchase of fixed assets	(7,307)	(11,686)
Net cash used in investing activities	(7,307)	(11,686)

Cash flows from financing activities:
Issuance of secured notes payable	350,000	1,275,000
Repayments of secured notes payable	-	(127,500)
Repayments of notes payable	(418,985)	(6,661)
Proceeds from issuance of stock	4,946,000	6,292
Cost of issuance of preferred stock and Warrants	(85,500)	(111,032)
Net cash provided by financing activities	4,791,515	1,036,099

Decrease in cash and cash equivalents	2,899,072	(956,787)

Cash and cash equivalents, beginning of period	212,215	1,892,336
Cash and cash equivalents, end of period	$3,111,287	$935,549

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,903	$45,780
Supplemental disclosures of non-cash investing and financing activities:
Conversion of note to stock	$1,225,000	$129,299
Accrual of preferred stock dividends	210,000	$310,000
Conversion of accrued dividend to stock	383,577	-
Conversion of accrued liquidated damages to stock	215,000	-

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets of Aduromed Industries Inc., and subsidiaries (“Aduromed”, the “Company”, “AII”) as of September 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and nine month period ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2008 and 2007 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading. All such adjustments are of a normal recurring nature.

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

The Company has available cash and cash equivalents of approximately $3,111,287 at September 30, 2008 which it intends to utilize for working capital purposes and to continue developing its business. On August 4, 2008 the Company closed on a Master Restructuring Agreement (“MRA”) pursuant to which the Company has received $4,946,000 in equity funding and has retired or converted all of its preferred stock, liquidated damages, accrued dividends on the preferred stock and a bridge loan in the amount of $1,225,000 into shares of common stock. Concurrent with the MRA, the Company increased its authorized common shares to 1.4 billion shares of common stock. To supplement its cash resources, the Company continues to pursue a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position. We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the period ending September 30, 2008 and 2007 amounting to 520,536,489 and 43,658,264 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature amounting to 22,043,862 for the period ending September 30, 2007 of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(4,354,791)	$(2,214,396)	$(1,320,376)	$(907,439)
Dividend payable to preferred stockholders	(210,000)	(315,000)	-	(105,000)
Net loss to common stockholders	$(4,564,791)	$(2,529,396)	$(1,320,376)	$(1,012,439)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	127,553,445	20,836,677	336,645,470	20,994,455

Basic and diluted EPS (LPS)	$(0.04)	$(0.12)	$(0.00)	$(0.05)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2008, the Company has cash balances amounting to $3,011,287 on deposit in one account with a financial institution in excess of the federally insured limits.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

One principal customer, Aramark, represents a significant portion of our revenues. We recognized revenue of approximately $472,671 or 24% and $596,225 or 28% of total revenue from Aramark in the nine months ended September 30, 2008 and 2007, respectively. In the current year, the loss of our principal customer would have a significant adverse impact on our business. On a going forward basis we intend to mitigate this dependence.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $11,418 as of September 30, 2008 and December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture. The depreciation is calculated using the straight line method over the life of the property. All property has a useful life of 3 to 10 years. The following table summarizes these assets as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Vehicles	$-	$41,338
Office Furniture	164,525	164,525
Computers and Accessories	174,007	175,485
Leasehold Improvements	117,997	117,997
Total Assets	(456,529)	(499,345)
Accumulated Depreciation	184,192	148,166
Property Plant and Equipment, Net	$272,337	$351,179

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and consumable goods. The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market. The following table summarizes these assets as of September 30, 2008 and December 31, 2007:

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2008	2007

Component & spare parts	527,220	742,310
Consumables	19,786	29,384
Advance payments	48,000	129,244
Total inventory	595,006	900,938

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. After the warranty term expires the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At September 30, 2008 and December 31, 2007, the Company had $165,595 and $245,391, respectively in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when the goods are shipped to the customer in accordance with a valid order agreement. The order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

4. CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at September 30, 2008. The following table summarizes these outstanding contracts:

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at September 30, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
483,596	163,939	215,271	-	51,332
299,759	64,875	188,632	-	123,757
559,594	528,426	559,594	-	31,168
			7,679	584,966

Outstanding contracts at December 31, 2007
1,327,930	683,593	1,327,930	-	644,337
483,117	458,995	483,117	-	24,122
231,257	12,447	12,447	-	-
483,596	106,076	120,899	-	14,823
257,820	-	257,820	-	257,820
282,948	-	94,316	-	94,316
559,594	5,611	191,531	-	185,920
			-	1,221,338

5. SHORT-TERM NOTES PAYABLE RELATED PARTY

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the Company whereby the Company received $300,000 secured by specific milestone billings. The company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The estimated value of the warrants is added to paid-in-capital and amortized to interest expense over the life of the loan. The warrant agreement expires on March 16, 2013. On May 23 2008, the Company repaid $50,000 of principal on this note and on August 7, 2008, repaid the remaining balance of $250,000 with accrued interest of $16,200.

6. NOTE PAYABLE

The Company had a note payable to a bank. The note was personally guaranteed by an officer of the Company, and bears interest at the bank’s prime interest rate adjusted quarterly. On September 12, 2008, the Company repaid the outstanding balance of $100,000.

7. PREFERRED STOCK

On August 4, 2008, Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), (i) converted its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) converted accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) converted liquidated damages in the amount of $215,000 payable to Sherleigh by the Company into 8,600,000 shares of Common Stock and received additional common stock purchase warrants for 8,600,000 shares of Common Stock at an exercise price of $0.025 per share.

On August 4, 2008, the Pequot Funds surrendered their shares of Series A and Series B Preferred Stock to the Company which shares were cancelled, and the Pequot Funds forfeited their right to receive accumulated dividends payable on their Preferred Stock as of June 30, 2008 in the amount of $690,436 and liquidated damages in the amount of $387,000 payable to the Pequot Funds by the Company.

ADUROMED INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. COMMON STOCK

For the nine months ended September 30, 2008, 525,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The shares were valued at $0.23 per share for a total value of $120,750.

On August 4, 2008 concurrent with the closing of the Master Restructuring Agreement the Company increased its authorized common shares to 1.4 billion shares and:

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

Mr. Esposito and his new management associates invested $1,046,000 into the Company in return for 83,680,000 shares of Common Stock and common stock purchase warrants representing an equal amount of shares of Common Stock at an exercise price of $0.025 per share and

The Pequot Funds invested an additional $1,300,000 into the Company, with post restructuring holdings of 131,097,456 shares of Common Stock and warrants to purchase 131,097,456 shares of Common Stock at $0.025 per share and

Sherleigh invested an additional $700,000 into the Company, with post restructuring holdings of 71,943,023 shares of Common Stock and warrants to purchase 71,943,023 shares of Common Stock at $0.025 per share

On September 2, 2008, the Company issued 4.5 million shares of common stock to an investor relations firm as part of their service contract. The shares were valued at $0.15 per share for a total value of $675,000.

9. RECLASSIFICATION

We reclassified warrants amortization expenses in the three and nine month periods of 2007 from General and Administrative expenses to interest expense to conform to the current period presentation. There is no effect on the net loss for the prior period.

10. SUBSEQUENT EVENTS

On November 1, 2008 the Company commenced leasing a four office suite in Scotch Plains, NY for $3, 710.00 per month for 12 twelve months. . The one year lease commences November 1, 2008 and terminates October 31, 2009

On November 1, 2008, the Company began leasing the remaining 11,834 sq ft of space at its’ existing facility in Bethel, CT. The lease is a triple net lease (NNN) commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our systems.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-Q for any forward-looking statements made by, or on behalf of, the Company including its wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in our Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue

Total revenue for the three months ended September 30, 2008 increased by $145,521 to $748,758 over the same three month period in 2007. Revenues derived from the sales of our MedClean systems increased by $201,918. This was partially offset from a decline in sales and service revenues of $126,884.

Revenues from our MedClean product for the three months ended September 30, 2008 were $571,243 and $298,838 in the same three month period in 2007. The increased revenue was due to the installation of two systems installed in two hospitals.

Revenues derived from the sale of consumables, component parts and service contracts decreased to $177,515 from $304,399 in the same three month period of 2007, a decrease of $126,884. In 2007, we recognized revenue for major upgrades at two hospitals and was not expected to repeat in 2008.

Gross Profit

The gross profit for the three months ended September 30, 2008 was $266,519 (35.6% of total revenue) compared with a gross profit of $179,984 (29.8% of total revenue) for the same three month period of 2007, the gross profit was impacted by sales volume and efficiencies realized during installation.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three month period ended September 30, 2008 were $1,373,861 compared to $1,012,204 for the same three month period in 2007, an increase of $361,657. The operating expenses for the quarter were primarily the result of increasing the Company’s support from professional service providers to satisfy anticipated growth and compliance with the Master Restructuring Agreement (MRA) dated August 4, 2008. The increases included the issuance of 4.5 million shares of our common stock valued at $675,000 to an Investment Relations firm as part of their compensation; increased legal and professional services amounting to $92,744 and increased employee option expense of $110,000. These increases were offset by the reversal of a $387,000 accrual which is no longer required. Savings on salaries, wages, and employee related expenses amounted to $116,191. All other categories decreased by a net $12,896.

Interest (Income) Expense

Interest income for both periods were approximately the same, $7,514 and $7,291 for the three months ended September 30, 2008 and 2007. We recorded a one time gain of $32,775 in other income during the period. The Company invests its excess cash in a money market account.

Interest expense and amortization for the three months ended September 30, 2008 was $253,324 compared with $82,510 in the same three month period of 2007. Interest expense for the three month period ending September 30, 2008 was $6,972 compared to $41,111 for the three month period ending September 30, 2008. During the quarter we repaid or converted to common stock all but one note payable. In the three month period ending September 30, 2008 we recognized non-cash amortization expense for warrants issued amounting to $246,352 compared to $41,399 in the same three month period of 2007. The increase was due to the amount of new warrants issued as a result of the MRA .

Net loss

Net loss for the three months ended September 30, 2008 was $(1,320,376) compared to a net loss for the same three month period in 2007 of $(907,439)

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2008 was $(1,320,376) or $(0.00) cents per share (basic and diluted), compared to a net loss of $(1,012,439) or $(0.05) cents per share (basic and diluted) for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenue

Total revenue for the nine months ended September 30, 2008 was $1,954,739 compared with $2,135,358 for the same nine month period of 2007. Of the revenue decrease, $192,999 was attributable to a decrease of revenues derived from the sale of consumables, component parts and service contracts while sales derived from our MedClean systems decreased $12,380. Contract backlog as of September 30, 2008 was $1,166,328.

Revenues from our MedClean product for the nine months ended September 30, 2008 were $1,425,466 and $1,413,086 in the same nine month period of 2007, a decrease of $12,380.

Revenues derived from the sale of consumables, component parts and service contracts decreased by $192,999 or 26.7% to $529,273 from $722,272 in the same nine month period of 2007. As mentioned in the quarter we had one time sales in 2007 that did not repeat in 2008.

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

Gross Profit

The gross profit for the nine months ended September 30, 2008 was $663,418 (33.9% of total revenue) compared with a gross profit of $790,242 (37.0% of total revenue) for the same nine month period of 2007, a decrease of $126,824. Gross profit was impacted by reduced installations and increased cost.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the nine month period ended September 30, 2008 were $3,191,857 compared with $2,849,815 for the same nine month period of 2007, an increase of $342,042. The operating expenses were primarily the result of increasing the Company’s support from professional service providers to satisfy anticipated growth and compliance with the Master Restructuring Agreement (MRA) dated August 4, 2008. The increases included the issuance of 4.5 million shares of our common stock valued at $675,000 to an Investment Relations firm as part of their compensation; these increases were offset by the reversal of a $387,000 accrual in the current quarter which is no longer required. All other categories increased by a net $54,042.

Interest (Income) Expense

Interest income for the nine months ended September 30, 2008 was $8,128 compared with $21,000 of interest income in the same nine month period of 2007 on reduced cash balances available for investment. The Company invests its excess cash in a money market account. As of September 30, 2008 the interest rate was 1.8%. During the quarter the Company recognized a one time gain of $32,775.

Interest expense and amortization for the nine months ended September 30, 2008 was $1,867,256 compared with $175,823 in the same nine month period of 2008. Interest expense for the nine month period ending September 30, 2008 and 2007 was $103,078 and $51,630, respectively. Increased borrowings of $1,375,000 accounted for the interest in 2008. In the nine month period ending September 30, 2008 we recognized non-cash amortization expense for warrants issued amounting to $1,764,178 compared to $124,193 in the same nine month period of 2008. In June of 2007, the Company borrowed $1,275,000 at a rate of 12% per annum due on December 27, 2007. The loan was extended and was due and converted to shares of common stock on August 4, 2008. In consideration of the extension the lenders received 2,450,000 of additional warrants which will expire in five years and, have an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more. As additional consideration for agreeing to such extension these holders were given the right to convert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion. The beneficial conversion feature was calculated at its intrinsic value on December 27, 2007.

Net loss

Net loss for the nine months ended September 30, 2008 was $(4,354,791) compared to a net loss for the same nine month period in 2007 of $(2,214,396).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2008 was $(4,564,791) or $(0.04) cents per share (basic and diluted), compared to a net loss of $(2,529,396) or $(0.12) cents per share (basic and diluted) for the same period in 2007.

During the nine months ended September 30, 2008 and 2007, the Company accrued $210,000 and $315,000, respectively in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Cash on hand	$3,111,287	$212,215

Working capital	$2,685,633	$(2,993,449)

The Company has purchased $7,307 in fixed assets in the first nine months of the current year. Under current conditions the Company anticipates purchasing approximately $30,000 in additional fixed assets in 2008. Net cash used in operating activities totaled $1,885,136 for the nine months ended September 30, 2008.

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
Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the nine months ended September 30, 2008, the Company reduced its inventory on hand by $305,932 to $595,006. The accounts payable balance as of September 30, 2008 was $405,783.

On March 17, 2008, the Company entered into a factoring agreement with a stockholder of the Company whereby the Company received $300,000 secured by specific milestone billings .The Company agreed to pay interest at 15% per annum. As further incentive the Company issued 600,000 warrants with an exercise price of $0.09. The warrant agreement expires on March 16, 2013. On May 23, 2008, the Company repaid $50,000 of principal on this note and on August 7, 2008 repaid the remaining $250,000 plus accrued interest amounting to $16,200.

On February 21, 2008, the Company borrowed an additional $50,000 on a $100,000 line of credit it has with a bank. The balance of $100,000 is due in 2012. The Company plans on repaying this loan by year end.

On August 4, 2008 the Company closed on a Master Restructuring Agreement whereby the Company has received $4,946,000 in equity funding and has retired or converted all of its preferred stock, liquidated damages, accrued dividends on the preferred stock and a bridge loan in the amount of $1,225,000 into shares of common stock. Concurrent with the MRA, the Company increased its authorized common shares to 1.4 billion shares of common stock.

AII had an obligation to pay dividends on the value of its preferred stock at a rate of 6%. We have accrued $1,074,013 in dividends payable. On August 4, 2008, $383,576 was converted into 15,343,040 shares of common stock and warrants to purchase 15,343,040 shares of common stock at $0.025 per share. The balance of the accrued dividends was surrendered to the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

As of the nine month period ended September 30, 2008 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an agreement dated August 23, 2007, the Company engaged Mr. Joseph Esposito as a corporate and business development advisor. During July, August and September 2008 the Company issued a total of 150,000 shares of the Company’s common stock to Mr. Esposito as part of Mr. Esposito’s compensation package as an advisor to the Company. The Company did not receive any cash proceeds from these issuances.

Pursuant to an Investor Relations Consulting Agreement dated August 7, 2008, the Company engaged Hayden Communications, Inc. as an investor relations consultant and issued a total of 4,500,000 shares of the Company’s common stock to Hayden Communications, Inc. as part of its compensation package under such agreement. The Company did not receive any cash proceeds from this issuance.

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

Other than as set forth or as previously reported by the Company in Current Reports on Form 8-K, there were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2008.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 14, 2008 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 200,000,000 shares to 1,400,000,000 shares. Such amendment was approved by written consent of a majority of the Company’s security holders and became effective on August 4, 2008.

No other matters have been submitted to security holders of the Company during the period covered by this report.

Item 5: Other Information

None

Item 6. Exhibits

NUMBER	DESCRIPTION OF EXHIBIT

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).
3.2	Registrant’s Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).
3.3	Registrant’s Amendment to Certificate of Incorporation, dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).
3.4	Registrant’s Amendment to Certificate of Incorporation, dated April 16, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 16, 2007).
3.5	Registrant’s Amendment to Certificate of Incorporation, dated September 26, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed September 26, 2007).
3.6	Registrant’s Amendment to Certificate of Incorporation, dated August 4, 2008 (incorporated by reference to Exhibit 3.01 to Registrant’s Form 8-K, filed August 8, 2008).
3.7	Registrant’s Bylaws (incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed July 14, 2000).
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.04 to Registrant’s Form 8-K, filed August 8, 2008).

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

ADUROMED INDUSTRIES, INC.

Date: November 14, 2008		Date: November 14, 2008
By:	/s/ Scott Grisanti	By:	/s/ Kevin T. Dunphy
Scott Grisanti,		Kevin T. Dunphy
President and		Treasurer and
Chief Executive Officer		and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)