Form 10-Q/A
period 2008-09-30
ADUROMED INDUSTRIES, INC.
filed 2008-12-01
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 by the registrant (“Original 2008 3Q 10-Q”) is being filed for the sole purpose of restating the information contained in Condensed Consolidated Statements Of Cash Flows on page F-5 of the Original 2008 3Q 10-Q and re-filing the certifications of the registrant’s chief executive officer and chief financial officer required pursuant to Item 601(b)(31) of Regulation S-K.

	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,354,791)	$(2,214,396)
Adjustments to reconcile net loss to
net cash used in operations:
Stocks, Warrants and options issued for services	1,693,261	296,997
Stock issued for debt	1,159,733	-
Depreciation expense	63,900	68,429
Disposal of Fixed Assets	22,249	7,170
Change to allowance for bad debt		(4,682)
Changes in operating assets and liabilities:
Accounts receivable	411,812	(20,535)
Revenues in excess of billings	(7,679)	70,000
Inventory	305,932	(158,376)
Prepaid expenses	55,350	(5,492)
Accounts payable and accrued liabilities	336,502	(832,309)
Deferred revenue	(79,796)	140,829
Billings in excess of revenue	(636,371)	356,165
Dividends payable	(864,013)	315,000
Net cash used in operating activities	(1,893,911)	(1,981,200)

Cash flows from investing activities:
Purchase of fixed assets	(7,307)	(11,686)
Net cash used in investing activities	(7,307)	(11,686)

Cash flows from financing activities:
Issuance of secured notes payable	350,000	1,275,000
Repayments of secured notes payable	-	(127,500)
Repayments of notes payable	(418,985)	(6,661)
Proceeds from issuance of stock	4,946,000	6,292
Cost of issuance of preferred stock and Warrants	(85,500)	(111,032)
Interest on notes payable	8,775	-
Net cash provided by financing activities	4,800,290	1,036,099

Increase (Decrease) in cash and cash equivalents	2,899,072	(956,787)

Cash and cash equivalents, beginning of period	212,215	1,892,336
Cash and cash equivalents, end of period	$3,111,287	$935,549

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,303	$45,780
Supplemental disclosures of non-cash investing and financing activities:
Conversion of note to stock	$1,225,000	$129,299
Accrual of preferred stock dividends	$210,000	$310,000
Conversion of accrued dividend to stock	$480,436	$-
Conversion of acrued liquidated damages to stock	$598,577	$-
Retirement of Preferred Stock	$2,204	$-
Stock issued for recapitalization	$6,328	$-

F-5
See Notes to Consolidated Financial Statements

Item 6. Exhibits

NUMBER	DESCRIPTION OF EXHIBIT

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant

ADUROMED INDUSTRIES, INC.

Date: December 1, 2008	Date: December 1, 2008
By: /s/ Scott Grisanti	By: /s/ Kevin T. Dunphy
Scott Grisanti,	Kevin T. Dunphy
President and	Treasurer and
Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)