Form 10-K
period 2008-12-31
MedClean Technologies, Inc.
filed 2009-03-24
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE:

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-3125

MEDCLEAN TECHNOLOGIES, INC.
(formerly known as ADUROMED INDUSTRIES, INC.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on March 20, 2009 was $0.0055.

As of March 20, 2009 the issuer has one class of common equity, and the number of shares outstanding of such common equity is 561,542,968.

DOCUMENTS INCORPORATED BY REFERENCE

The following document(s) are incorporated by reference as part of this Form 10-K:

Information Statement filed July 14, 2008 on Form SC 14C with respect to increasing the number of authorized shares of capital stock.

Information Statement filed December 3, 2008 on Form SC 14C with respect to change of corporate name and reverse common stock split.

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

PART I

Item 1 - DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Effective January 2, 2009, the issuer (“MTI” or “Company”) changed its corporate name from Aduromed Industries, Inc. (“AII”) to MedClean Technologies, Inc. Also effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation (“Aduromed”), with and into the Company.

On July 10, 2008, the Company, Aduromed, Pequot Capital Management, Inc. (“Pequot”), on behalf of various funds managed by Pequot (the “Pequot Funds”), Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), holders of $1,225,000 in principal amount of the Company’s 12% Secured Promissory Notes due July 31, 2008 (the “Bridge Loan Holders”), and Mr. Joseph Esposito, corporate and business development advisor to the Company (“Esposito”) entered into a Master Restructuring Agreement (“MRA”) regarding their respective investments in the Company.

Existing investments in the Company were restructured pursuant to the terms of the MRA and certain other changes were implemented and all transactions were deemed to occur contemporaneously as of August 4, 2008 (the “Effective Time”). The major terms of the MRA are as follows:

•
Sherleigh (i) exchanged its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) exchanged accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) exchanged liquidated damages in the amount of $215,000 payable to Sherleigh by the Company into 8,600,000 shares of Common Stock and received additional common stock purchase warrants for 8,600,000 shares of Common Stock at an exercise price of $0.025 per share.

•
The Pequot Funds surrendered their shares of Series A and Series B Preferred Stock to the Company which shares were cancelled, and the Pequot Funds forfeited their right to receive accumulated dividends payable on their Preferred Stock as of June 30, 2008 in the amount of $690,436 and liquidated damages in the amount of $387,000 payable to the Pequot Funds by the Company.

•
The Series A and B Preferred Warrants were amended such that they collectively represent the right to purchase 55,999,998 shares of Common Stock at an exercise price of $0.025 per share, of which Pequot Funds hold warrants for the purchase of 36,000,001 shares of Common Stock and Sherleigh holds warrants for the purchase of 19,999,997 shares of Common Stock and weighted average anti-dilution rights were terminated.

•	The Amended and Restated Stockholders Agreement, dated as of January 23, 2006 among the Company, Aduromed, the Pequot Funds and Sherleigh was terminated.
•
The Bridge Loan Holders collectively exchanged a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all such Bridge Loan Holders’ outstanding common stock warrants were collectively exchanged into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share and anti-dilution rights were terminated.

•	All documents entered into in connection with the bridge loan were terminated.
•
Esposito and his new management associates invested $1,046,000 into the Company in return for 83,680,000 shares of Common Stock and common stock purchase warrants representing an equal amount of shares of Common Stock at an exercise price of $0.025 per share.

•
The Pequot Funds invested an additional $1,300,000 into the Company, with post restructuring holdings of 131,097,456 shares of Common Stock and warrants to purchase 131,097,456 shares of Common Stock at $0.025 per share.

•
Sherleigh invested an additional $700,000 into the Company, with post restructuring holdings of 71,943,023 shares of Common Stock and warrants to purchase 71,943,023 shares of Common Stock at $0.025 per share.

•
The parties to the MRA agreed to vote their shares of Common Stock from and after the Effective Time such that Pequot and Sherleigh each have the right to designate two additional persons to the Company’s board of directors and Heller Capital Management has the right to designate one additional person to the Company’s board of directors and the Company’s board of directors will consist of nine (9) members.

•
The employment agreements of Damien R. Tanaka, Chief Executive Officer and Kevin T. Dunphy, Chief Financial Officer were terminated and new employment agreements were entered into with such individuals.

Pursuant to the terms of the MRA, $350,000 of new money was invested into the Company as of July 11, 2008, $250,000 of new money was invested into the Company as of July 25, 2008, $3,205,000 of new money was invested into the Company as of August 4, 2008, $600,000 of new money was invested into the Company as of August 7, 2008, $250,000 of new money was invested into the Company as of August 12, 2008, $210,000 of new money was invested into the Company as of August 22, 2008, $25,000 of new money was invested into the Company as of August 28, 2008, and $56,000 of new money was invested into the Company as of August 29, 2008, for a total gross proceeds to the Company of $4,946,000. The total net proceeds after placement fees were $4,868,000. These investors received a total of 347,147,890 shares of Common Stock and Common Stock Purchase Warrants to purchase a total of 264,777,455 shares of Common Stock at a purchase price of $0.025 per share, exercisable for five years. Existing securities holders of the Company including the Pequot Funds, Sherleigh and the Bridge Loan Holders converted their securities into 179,053,415 shares of Common Stock and Common Stock Purchase Warrants to purchase a total of 124,060,769 shares of Common Stock at a purchase price of $0.025 per share, exercisable for five years. In order to facilitate the terms of the MRA, effective August 4, 2008, the number of authorized common stock of the Company was increased from 200,000,000 to 1,400,000,000 and a Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State Delaware on August 4, 2008.

On December 27, 2007, in consideration for the issuance of additional warrants for the purchase of a total of 2,450,000 shares of the Company’s common stock, holders of $1,225,000 in principal amount of such secured loan arrangement agreed to extend the maturity of such loan to June 30, 2008. Such warrants have a five year term and, along with the five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share (“Loan Warrants”), had an exercise price equal to the exercise price of warrants issued in the Company’s next financing involving the issuance of the Company’s common stock or securities convertible into such common stock with proceeds of $2,000,000 or more (a “Qualified Financing”). As additional consideration for agreeing to such extension these holders were given the right to convert the principal amount of their secured notes into common stock of the Company prior to the Company’s next Qualified Financing at a conversion price equal to one-half of the closing market price of such common stock on the day of conversion.

Effective September 26, 2007, the number of authorized shares of common stock of the Company, par value $0.0001, was increased from 130,000,000 to 200,000,000 and the number of authorized shares of preferred stock of the Company, par value $0.0001, was increased from 40,000,000 to 60,000,000 and a Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increases was filed with the Secretary of State of the State of Delaware on September 26, 2007.

On June 27, 2007 the Company entered into a secured loan arrangement with various investors for gross proceeds of $1,275,000. The notes evidencing the loan had an original issue discount of 10%, bore interest at 12% per annum and had a maturity of six months. These loans were secured by the assets of the Company and were guaranteed by Aduromed. In connection with the loan, the investors also received the Loan Warrants. The net proceeds of the loan was approximately $1,036,470 after discounts, placement fees and expenses.

Effective April 16, 2007, the number of authorized common stock of the Company was increased from 100,000,000 to 130,000,000 and a Certificate of Amendment to the Company’s Certificate of Incorporation evidencing such increase was filed with the Secretary of State of the State of Delaware on April 16, 2007.

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in MTI. Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

Pursuant to the terms of the Merger, each holder of a share of Aduromed's common stock (par value $0.01 per share) became entitled to 1.795 shares of the Company’s Common Stock, and each holder of Aduromed's series A preferred stock (par value $0.01 per shares) became entitled to 1.795 shares of the Company’s Series A Preferred Stock. In addition, warrants previously issued to the Preferred Holders entitling them to purchase a total of 3,489,527 shares of Aduromed common stock at $0.68 per share were converted into Company warrants ("Series A Investor Warrants") to purchase 6,263,700 shares of Company Common Stock at $0.37883 per share. In addition, all warrants issued by Aduromed then outstanding ("Aduromed Warrants") were converted into warrants issued by the Company to purchase Company Common Stock at a conversion rate of 1.795 shares of such Common Stock for each share covered by the Aduromed Warrants with an exercise price per share reduced by a corresponding factor of 1.795.

Also pursuant to the terms of the Merger, the Company agreed to assume the obligations of Aduromed under the securities purchase agreement, dated as of September 30, 2005, between the Preferred Holders and Aduromed as amended by the Amended and Restated Securities Purchase Agreement dated as of January 23, 2006; and, pursuant thereto, on January 23, 2006 the Company issued 15,780,160 shares of its Series B Preferred Stock and 15,780,160 warrants ("Series B Investor Warrants"), each to purchase 15,780,160 shares of Company Common Stock at $0.31754 and $0.37883 per share, respectively, to the Preferred Holders in consideration for their investing an additional $5,010,970 in the Company. (The Series A Investor Warrants and the Series B Investor Warrants are hereinafter referred to collectively, as the "Investor Warrants".)

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

During the three years prior to the consummation of the Merger, MTI had no material assets.

Prior to the Merger, the Company had been inactive since 1993. On October 18, 2005 three investors who held a controlling interest in the Company sold their interest to Halter Capital Corporation a Texas corporation (“HCC”), in a cash transaction valued at $198,199.47.

Aduromed was formed in 1997 as a Connecticut limited liability company by Mr. Damien R. Tanaka and two investors/members under the name ‘‘Automated Process LLC.’’ In September, 2002, (i) the two investors/members withdrew as members, (ii) Aduromed was reorganized as a Delaware corporation, changing its name to ‘‘Aduromed Corporation’’, and (iii) several third parties invested funds in Aduromed to become minority shareholders, warrant holders and creditors.

On September 23, 2005, Aduromed filed its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State by which it authorized 50,000,000 shares of common stock (par value $0.01 per share) and 20,000,000 shares of preferred stock (par value $0.01 per share); and on October 3, 2005, it filed a Certificate of Designations of Series A Preferred Stock with the Delaware Secretary of State. On October 5, 2005 it issued 3,489,527 shares of its series A preferred stock and warrants covering 3,489,527 shares of its common stock to the Preferred Holders in consideration for their investment in the company of $1,989,030.

Neither Aduromed nor its predecessor has ever been the subject of any bankruptcy, receivership or similar proceeding.

Other than the aforementioned events the Company has not been a party to any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF THE COMPANY

General.

MTI is in the business of providing solutions for managing medical waste on site including designing, selling, installing and servicing on site (i.e. "in-situ") turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies.

Products.

The Company's principal products are the MedClean® series systems. The MedClean® system employs the following equipment and machinery:

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

•
a QuietCart® transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

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

The AutoTouch® software permits real time centralized monitoring of all the functions and uses of each system by the Company. Additionally, the centralized monitors track proper operation of a particular system. They also alert the Company to the need to provide clients with supplies and preventative maintenance visits.

The AutoTouch® control panel and software are proprietary properties of the Company and unique within the industry.
The MedClean Series System is offered in three configurations:

•	Container (modified 40/45’x8’x9’ metal shipping container)

•	Mobile (container as trailer)

•	Fixed (traditional installation within the facility)

As a standard product, a containerized System can now be delivered within 4-6 weeks after receipt of an order and installed in a “plug and play” mode whereby all utilities required to operate the System are connected via a utility umbilical cord.  The container can either be rigged to a position at grade level or installed on a simple steel support framework level with the facility’s loading dock.

The mobile System can be operated as a true tractor-pulled mobile unit servicing the needs of several hospitals within a prescribed geographic area and also has the same utility umbilical cord feature.  This System configuration now expands MTI’s key target market, affording it the opportunity to service smaller hospitals that produce lower volumes of regulated medical waste on an individual basis but in the aggregate have sufficient volume to support the investment.

The fixed System, MTI’s “traditional” custom installed technology, is still available for those prospective clients who cannot accommodate a containerized System.

Both the container and mobile Systems can be configured with on-board steam and/or electrical generators to further simplify installation and access to utilities.

The Company’s product line is now reflected in the following model designations with associated annual medical waste volume processing capacities (based on 12 hour day/6 days/week):

Container / Mobile
MC 4300	Up to 600,000 lbs.
MC 4400	Up to 800,000 lbs.
MC 4500	Up to 1.0 mm lbs.

MedClean 4000 Series (4’ wide autoclave)
MC 4300 (3 cart)	Up to 600,000 lbs.
MC 4400 (4 cart)	Up to 800,000 lbs.
MC 4500 (5 cart)	Up to 1.0 mm lbs.

MedClean 5000 Series (5’ wide autoclave)
MC 5300 (3 cart)	Up to 940,000 lbs.
MC 5400 (4 cart)	Up to 1.25 mm lbs.
MC 5500 (5 cart)	Up to 1.56 mm lbs.

The Company also sells consumable items including high temperature cart liners, deodorizers and autoclave validation test kits.  These items, along with a long list of other components such as printer paper, printer ribbon, autoclave gaskets and replacement cart wheels are ordered on a monthly or quarterly basis by our clients to ensure proper operation.  Annual revenue generated from consumable items and services typically represents 5% to 10% of the original capital cost.

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

On-Site Medical Waste Treatment Equipment Market

	Small Quantity Generators		Large Quantity Generators
Number of Sites	476,199		6,604
Percentage Using Haulers	100%		87%
Number specifically suited for MedClean Systems	200,000	*	6,604
*MedClean  “appliance” or alternative.

The Company currently addresses the top two components of the LQG segment—Very Large Hospitals >400 beds and Large Hospitals 250-400 beds. However, about 79% of the LQG targets exist in the bottom two components—Medium Hospitals 100-250 beds and Small Hospitals <100 beds.  The Company’s new container/mobile system configurations will address opportunities in this segment.  Alternatively, the Company may consider product line extension through licensing and/or reseller agreements to provide its field sales force and agent network with a solution to penetrate this target rich environment.

In addition, for SQGs there has been no realistic alternative to hauling, and any on-site solutions have been too expensive or inefficient.  Because of this, the SQG segment represents an excellent opportunity for the Company’s MedClean 1000 appliance or for licensing and/or resale of an existing technology.

The current US medical waste market is estimated to be $2.0 billion (3.1 billion pounds) annually.

The Company’s current and pending installations, both domestically and internationally, total 34 locations.

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

•
COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA"). CERCLA, established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If a customer were found to be a responsible party for a particular site, it could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable.

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

Effect of Regulations on the Company’s Business

The Company manufactures and sells its MedClean® systems that sterilize RMW by sterilization in an autoclave chamber and subsequent shredding of the material enabling the customer to dispose of the residue as municipal solid waste. The operation of the MedClean® system and the disposal of the waste are the responsibility of the customer. As a result, the Company is not subject to the multitude of governmental regulations that typify the handling and disposition of solid waste. Virtually all of the Company's competitors are subject to one or more of the various regulatory regimes associated with the medical waste disposal business as the systems and services offered by these competitors involve incineration, chemical treatment or transportation of medical waste.

The Company's customers use landfills operated by parties unrelated to the Company to dispose of treated medical waste from medical facilities. The Company does not own or operate any landfills. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from the Company's MedClean® systems is disposed of as non-hazardous waste.

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

Among the Company's competitors are Stericycle, Inc., San-I-Pak, Tempico Inc., Bondtech Corporation, Red Bag Solutions, Inc. and Caprius Inc.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Generally, access to raw materials and third party fabricators for the MedClean® Systems is available from multiple sources that allow the Company flexibility of choice.

The various equipment components of the systems are supplied by the following principal suppliers:

•	Autoclave:	SteelCraft Industries Limited
•	Shredder:	Weima America Corporation
•	Aluminum QuietCarts®:	Specialty Metal Products, Inc.
•	Cart liners:	MPF, Inc.

The hardware for the control panel are stock items that may be purchased from any number of distributors for such manufacturers as Square D, Siemens Corporation, Magnatrol and Cutler Hammer. The software for the control panel is a proprietary property of the Company.

Company Partnerships

During the past four years, the Company has focused significant time and effort on developing partnerships with organizations that provide outsourced, non-clinical managed services to hospitals.  These organizations often have long term relationships with hospitals being targeted by the Company.  The Company established a formal agreement with industry leader Aramark in 2005 and less formal relationships with other key players, such as Sodexho.  Together, these relationships have assisted the Company in establishing a number of installations.  However, the relationships have proved neither scalable nor consistent.  In fact, the Aramark relationship has not yielded a new installation since July of 2007, while the relationships with Sodexho and several other lesser industry participants continue to be ad hoc.

The Company believes that its new container strategy as well as additional product financing optons for customers provides an excellent opportunity to re-energize and re-define these partnerships.  The Company is currently working towards modifying its formal relationship with Aramark and continuing to develop relationships with Sodexho and others.

The Weima Agreement

The Company is party to an agreement with Weima America, Inc., dated as of April 8, 2004, pursuant to which The Company has the exclusive distribution rights in the United States to Weima's single-shafted shredder and other shredder machines for use in medical waste markets (the “Weima Agreement”).

This is the type of shredder used by the Company in its MedClean® systems. The Weima Agreement may be terminated by either party on thirty (30) days notice.

Employees

As of February 2, 2009 the Company had 19 full time employees.

Item 1A. - RISK FACTORS

Business Risks

We have a history of losses

To date, we have been unable to generate revenue sufficient to be profitable. The Company had a net loss of $(7,829,999), or $(0.03) per share, for the fiscal year ended December 31, 2008, compared to a net loss of $(4,528,826), or $(0.24) per share, for the fiscal year ended December 31, 2007. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, might not sustain such profitability.

The Company lacks an operating history making evaluation of its business difficult.

While the Company's revenues during the past eight years have been exclusively derived from sales and servicing of its MedClean Systems, it's business is at an early stage of commercialization, and there is no meaningful historical financial or other information available upon which to base an evaluation of the Company's ability to increase its revenues in accordance with its projections or to compete effectively with those persons with similar or alternate systems.

In addition, the Company's early stage of commercialization means that it has less insight into how market and technology trends may affect its business. This includes the ability to attract and convince customers to switch from their current method of dealing with the disposal of their medical waste to the Company's technology. As a consequence, the revenue and income potential of its business is unproven.

The Company is dependent on third party component suppliers.

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

The Company regards certain aspects of its products, processes, services and technology as proprietary. The Company has registered four of its trademarks with the United States Patent and Trademark Office, Aduromed®, MedClean®, AutoTouch® and Quiet Cart®. On November 24, 2008, the Company filed a patent application, entitled "Containerized Medical Waste Treatment System and Related Method," which focuses on the design and configuration of the Company's new standard, containerized MedClean Systems. The Company also intends to file a patent application with respect to its smaller “appliance” system at some point in the future. Other than these patent filings, the Company does not have nor does it intend to apply for patent protection with respect to the processes and technology encompassed by its present Systems. The Company requires all of its employees to sign Confidentiality and Non-Disclosure Agreements that prohibit the dissemination or use of the Company’s know-how and technology other than in the legitimate performance of the employee’s duties. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary rights of others, both in the United States and abroad. The Company may apply in the future for patent protection for uses, processes, products and systems that it develops. Any future patent for which the Company applies may not be issued; any existing contractual non-disclosures obligations may be challenged, invalidated or circumvented; third parties might infringe or misappropriate our proprietary rights; and third parties might independently develop similar products, services and technology. The Company may incur substantial costs in asserting or defending any breach of contract or infringement suits or in asserting any license rights, including those granted by third parties, the expenditure of which the Company might not be able to afford. An adverse determination could subject the Company to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or require it to develop appropriate alternative technology. Such licenses might not be available on acceptable terms or at all, and the Company might not develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business and profitability.

The Company may have to resort to litigation to enforce its intellectual property rights, protect its trade secrets, determine the validity and scope of the proprietary rights of others, or defend itself from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if the Company wins. This could adversely affect its business, financial condition and operating results such that it could cause the Company to reduce or cease operations.

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

Our success is highly dependent on the continued efforts of all the members of our executive management team. Should operations expand, we will need to hire persons with a variety of skills and competition for these skilled individuals could be intense. If any of our executive management team should retire or leave we may not be successful in attracting and/or retaining key personnel in the future. Our failure to do so could adversely affect our business and financial condition. We have employment agreements with all of our management personnel but we do not carry any "key-man" insurance on the lives of any of our officers or employees.

The Company is subject to a number of competitive technologies as well as competition in the medical waste treatment disposal business in general.

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

The Company is controlled by certain shareholders.

Three investor groups, the Pequot Funds, Sherleigh and Heller Capital, beneficially own more than 50% of the Company’s Common Stock on both an undiluted and fully-diluted basis. By the terms of the MRA these investors are entitled to elect five members of the board of directors and have the right to cause the board of directors to consist of nine members. In most matters submitted to the stockholders of the Company, these investors, if they were to vote in the same manner, may determine the resolution of matters to be acted upon by stockholders. The interests of these investors may conflict with the interests of the other holders of the Company's Common Stock.

Market Risks

There is only a volatile limited market for our Common Stock.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board. Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. In the last 52 week period, the Common Stock traded on the OTC Bulletin Board from a high closing price of $0.25 to a low of $0.002 per share. See "Market for our Common Stock." General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our Common Stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of February 2, 2009, the closing price for our Common Stock was $0.01 per share and therefore, it is designated a "Penny Stock." As a Penny Stock, our Common Stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B - UNRESOLVED STAFF COMMENTS

NONE

Item 2 - PROPERTIES

The Company presently leases approximately 11,856 square feet of combined office and warehouse space on the upper level of a building at 3 Trowbridge Drive, Bethel, CT 06801 for a term of ten (10) years under a lease agreement, dated February 3, 2006. At our option, the term of lease may be renewed for an additional five (5) years. Base rent is set at the rate of $8,151 per month with annual increases of 3% commencing after the second year. Additional rent would be charged on a “triple net” basis for taxes, insurance and utilities.

On November 1, 2008, the Company began leasing the remaining 11,834 sq ft of space at 3 Trowbridge Drive, Bethel, CT. The lease is a triple net lease commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our systems.

On November 1, 2008, the Company commenced leasing a four office suite in Scotch Plains, NY for $3,710 per month for 12 twelve months.

Item 3 - LEGAL PROCEEDINGS

NONE

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

See Information Statement filed December 3, 2008, on Form SC 14C with respect to change of corporate name and reverse common stock split.

There were no other matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is listed on the OTC Bulletin Board market and trades under the symbol MCLN.OB.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2008
March 31	$0.25	$0.09
June 30	0.10	0.03
September 30	0.22	0.04
December 31	0.25	0.02

2007
March 31	$0.24	$0.22
June 30	0.30	0.29
September 30	0.30	0.29
December 31	0.15	0.12

2006
March 31	$0.71	$0.71
June 30	1.04	0.62
September 30	1.02	1.02
December 31	1.00	0.30

As of February 2, 2009 the Company had 1,417 stockholders of record.

Equity Compensation Plan Information as of December 31, 2008

Plan Category	Number of securities to be issued (a)	Weighted-average price of securities (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans	525,000 shares of common stock	$0.23	-0-
not approved by	4,500,000 shares of common stock	$0.15	-0-
security holders [1]	111,446 shares of common stock	$0.17	-0-
	24,590 shares of common stock	$0.12	-0-
Total	5,161,036 shares of common stock	$0.16	-0-

The Company did not purchase any shares of its securities in 2008.

1 Pursuant to a consulting agreement, dated August 23, 2007, the Company agreed to pay Mr. Joseph Esposito a total of $8,500 per month for twelve months and 75,000 shares of the Company’s Common Stock per month for twelve months as compensation for Mr. Esposito’s services to the Company.

 Pursuant to a service contract, dated September 2, 2008, the Company agreed to pay an investment relations firm a total of $5,000 per month for twelve months and 4,500,000 shares of the Company’s Common Stock as compensation for their services.

Pursuant to a service contract, dated September 1, 2008, the Company agreed to pay an employment search firm $21,500 and 136,036 shares of the Company’s Common Stock as compensation for their services.

Item 6 - SELECTED FINANCIAL STATEMENTS

Not applicable

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

The Company is including the following cautionary statement in this Annual  Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company including its former wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with Aramark Corporation. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue

Total revenue for 2008 was $2,098,067 compared with $2,865,197 for 2007. Of the revenue decrease, $1,006,762 was attributable to a decrease of revenues derived from sales of our MedClean system, which was partially offset by a $239,632 increase for the sale of consumables, component parts and service contracts. Contract backlog as of December 31, 2008 was $1,017,825.

Revenues from our MedClean system for 2008 were $737,476 compared to $1,744,238 in 2007, a reduction of $1,006,762. The decreased revenue was attributable to the lack of new contracts in 2008 and our inability to accelerate system installations into the second half of 2008 on existing contracts in backlog.

Revenues derived from the sale of consumables, component parts and service contracts increased to $1,360,591 compared to $1,120,959 in the prior year. The revenue was attributable to orders for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

Historically, orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Typically, we bill our customers for 25% of the contact value at signing, 50% when the equipment is shipped to the customer and 25% upon completion of installation and start-up. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

The gross profit for 2008 was $404,656 (19.3% of total revenue) compared with a gross profit in 2007 of $1,089,301 (38.0% of total revenue). Diminished installation activities throughout the year and the recognition in the fourth quarter of $77,000 in loss contract reserves negatively impacted the gross profit for 2008.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2008 was $5,091,781 compared with $3,686,755 for 2007, an increase of $1,405,026 or 38.1%. The operating expenses for the year were primarily the result of increasing the Company’s support from professional service providers to satisfy anticipated growth and compliance with the Master Restructuring Agreement (MRA) dated August 4, 2008. The increases included the issuance of 4.5 million shares of our common stock valued at $675,000 and $30,000 in cash to an Investment Relations firm as part of their compensation; recording a severance reserve of $317,892; increased legal, investment, employee placement costs and professional services amounting to $458,377. All other categories decreased by a net $58,993.

Interest (Income) Expense

Interest income for 2008 was $16,810 compared with $24,794 of interest income in 2007 on reduced cash balances available for investment.  The Company invests its excess cash in a money market account. As of December 31, 2008 the interest rate was 1.14%. In 2008, the Company recognized a one time gain of $32,775.

Interest expense and amortization for 2008 was $3,192,459 compared with $1,956,166 in 2007. Interest expense associated with the bridge loan and other interest bearing notes for 2008 and 2007 was $106,250 and $224,641, respectively. Reduced borrowings accounted for the interest in 2008. Additionally, in 2008 we recognized non-cash amortization expense for warrants issued amounting to $3,086,209 compared to $1,742,525 in 2007.  The increase was due to the amount of new warrants issued as a result of the MRA.

Net loss

Net loss for 2008 was $(7,829,999) compared to a net loss in 2007 of $ $(4,528,826).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for 2008 was $(8,039,999) or $(0.03) cents per share (basic and diluted), compared to a net loss of $(4,948,826) or $(0.24) cents per share (basic and diluted) for 2007.

During 2008, the Company accrued $210,000 in accrued dividends with an interest rate of 6% on $7,000,000; the total value received for both series A and B preferred stock and on August 4, 2008, pursuant to the MRA exchanged  all accrued dividends.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of December 31, 2008 and 2007 are as follows:

	2008	2007
Cash on hand	$1,922,401	$212,215
Working capital	$626,293	$(2,993,449)

During 2008, the Company purchased $45,536 in fixed assets. The Company anticipates purchasing approximately $63,500 in additional fixed assets in 2009.

Net cash used in operating activities totaled $3,047,493 in 2008.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of December 31, 2008 was $176,284 net of an allowance of $23,081.  The $551,893 decrease in the accounts receivable balance reflects no outstanding milestone billings from contracts in backlog.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During 2008, the Company decreased its inventory on hand by $14,587 to $886,351.  The accounts payable and accrued liabilities balance as of December 31, 2008 was $653,785.

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

On February 21, 2008, the Company borrowed an additional $50,000 on a $100,000 line of credit it has with a bank. On September 12, 2008 the entire $100,000 was repaid and the line of credit closed.

On August 4, 2008 the Company closed on a Master Restructuring Agreement whereby the Company has received $4,946,000 in equity funding and has retired or exchanged all of its preferred stock, liquidated damages, accrued dividends on the preferred stock and a bridge loan in the amount of $1,225,000 into shares of common stock.  Concurrent with the MRA, the Company increased its authorized common shares to 1.4 billion shares of common stock.

AII had an obligation to pay dividends on the value of its preferred stock at a rate of 6%. We have accrued $1,074,013 in dividends payable. On August 4, 2008, $383,576 was exchanged into 15,343,040 shares of common stock and warrants to purchase 15,343,040 shares of common stock at $0.025 per share. The balance of the accrued dividends was surrendered to the Company.

AII had accrued $602,000 in liquidated damages payable to its preferred stockholders. On August 4, 2008, $602,000 was exchanged into 24,080,000 shares of common stock and warrants to purchase 24,080,000 shares of common stock at $0.025 per share. The balance of accrued liquidated damages was surrendered to the Company.

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

The Company's management is responsible for establishing, designing and maintaining internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that provide reasonable assurance to our Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of internal control over financial reporting are effective at a reasonable assurance level based on said criteria. For the year ended December 31, 2008, we have made no changes in internal control over financial reporting.

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

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8- FINANCIAL STATEMENTS

ADUROMED INDUSTRIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

INDEX	Page

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F2

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F3

Consolidated Statements of Stockholders’ Equity (Deficit) for the two year period ended December 31, 2008	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F5

Notes to the Consolidated Financial Statements	F6

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Max Share Centre
373 King’s Road
North Point, Hong Kong

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Medclean Technologies, Inc. (f.k.a. Aduromed Industries, Inc.)
Bethel, Connecticut

We have audited the consolidated balance sheets of Medclean Technologies, Inc. (f.k.a. Aduromed Industries, Inc.) (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medclean Technologies, Inc. (f.k.a. Aduromed Industries, Inc.) as of December 31, 2008 and 2007, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

s/Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 20, 2009

ADUROMED INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash	$1,922,401	$212,215
Accounts receivable (net of $23,081 and $11,418 allowance in 2008 and 2007)	176,284	739,840
Revenues in excess of billings	7,679	-
Inventory	886,351	900,938
Prepaid expenses	24,925	55,350
Total current assets	3,017,640	1,908,343

Property, plant and equipment, net	285,304	351,179

Long term deposits	38,260	17,988

Total assets	$3,341,204	$2,277,510

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$653,785	$487,493
Payroll liabilities	390,857	29,909
Deferred revenue	136,691	245,391
Dividends payable	-	864,013
Accrued liquidated damages	-	602,000
Customer deposit	386,428	-
Billings in excess of revenue	620,639	1,221,338
Short term secured notes payable	-	1,225,000
Convertible debt, face value $1,225,0000, due June 27, 2008	-	28,892
Current portion of notes payable	202,947	197,756
Total current liabilities	2,391,347	4,901,792

Notes payable, less current portion	-	62,476

Total liabilities	2,391,347	4,964,268

Stockholders' equity (deficit)
Preferred stock: $.0001 par value; 60,000,000 shares authorized; 0 shares and 22,043,862 shares issued and outstanding respectively	-	2,204
Common stock: $.0001 par value;1,400,000,000 shares authorized; 561,542,968 and 21,665,306 shares issued and outstanding respectively	56,154	2,167
Additional paid-in capital	20,988,502	9,363,671
Accumulated deficit	(20,094,799)	(12,054,800)
Total stockholders' equity (deficit)	949,857	(2,686,758)

Total liabilities and stockholders' equity (deficit)	$3,341,204	$2,277,510

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2008	2007
Revenues
Contract revenues earned	$737,476	$1,744,238
Sales and service revenues	1,360,591	1,120,959
Total revenues	2,098,067	2,865,197

Cost of sales	1,693,411	1,775,896

Gross profit	404,656	1,089,301

Operating expenses
Salaries and wages	1,609,857	1,604,725
General and administrative expenses	3,395,652	1,991,409
Depreciation expense	86,272	90,621
Total operating expenses	5,091,781	3,686,755

Loss from operations	(4,687,125)	(2,597,454)

Other income and expenses
Interest and other income	49,585	24,794
Interest (expense)	(3,192,459)	(1,956,166)
Total other income and expenses	(3,142,874)	(1,931,372)

Net loss before income taxes	(7,829,999)	(4,528,826)

Provision for income tax benefit	-	-

Net loss	$(7,829,999)	$(4,528,826)

Basic and diluted net loss per common share	$(0.03)	$(0.24)

Weighted average common shares outstanding	237,941,766	20,977,732

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE TWO YEAR PERIOD ENDED DECEMBER 31, 2008
(per index)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance December 31, 2006	22,043,862	2,204	20,683,257	2,068	7,539,326	(7,105,974)	437,624

Stock issued on note conversion			397,163	40	91,308		91,348
Stock issued on note conversion			165,011	17	37,936		37,953
Stock issued for consulting services			375,000	38	86,212		86,250
Stock issued on employee stock option conversion			44,875	5	6,288		6,293
Warrants and options issued for services					1,602,601		1,602,601
Preferred stock dividend						(420,000)	(420,000)
Net loss for the year	-	-	-	-	-	(4,528,826)	(4,528,826)
Balance December 31, 2007	22,043,862	$2,204	21,665,306	$2,167	$9,363,671	$(12,054,800)	$(2,686,758)

Issuance of common stock for cash			303,297,456	30,330	4,915,670		4,946,000
Cost of issuance			-	-	(85,500)		(85,500)
Preferred Stock and accrued dividends exchanged for common	(22,043,862)	(2,204)	35,343,118	3,534	1,072,683		1,074,013
Stock issued on note exchange			93,750,000	9,375	2,375,358		2,384,733
Stock issued for consulting services			525,000	52	120,698		120,750
Stock issued for consulting services			4,500,000	450	674,550		675,000
Stock issued for consulting services			111,446	11	18,489		18,500
Stock issued for consulting services			24,590	2	2,998		3,000
Warrants exchanged for common stock in restructure			78,246,052	7,825	(7,825)		-
Warrants and options issued for services			-	-	1,938,118		1,938,118
Stock issued in exchange for Liquidated Damages			24,080,000	2,408	599,592		602,000
Preferred stock dividend accrued						(210,000)	(210,000)
Net loss for the year	-	-	-	-	-	(7,829,999)	(7,829,999)
Balance December 31, 2008	-	$-	561,542,968	$56,154	$20,988,502	$(20,094,799)	$949,857

See Notes to Consolidated Financial Statements

ADUROMED INDUSTIRES, INC.
CONSOLDIATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,829,999)	$(4,528,826)
Adjustments to reconcile net loss to net cash used in operations:
Stock issued for services and interest	817,250	86,250
Stock issued for debt financing costs	1,130,841	-
Warrants and options issued for services	1,938,118	1,631,493
Depreciation expense	86,272	90,621
Bad debt write off	23,081	-
Write off fixed assets	25,139	7,170
Convert Capital lease to Operating lease	-	(7,123)
Changes in operating assets and liabilities:
Accounts receivable	540,475	(564,603)
Revenues in excess of billings	(7,679)	158,215
Inventory	14,587	(261,132)
Prepaid expenses	30,425	(3,822)
Long term deposits	(20,272)	500
Accounts payable and accrued liabilities	166,292	(960,482)
Payroll liabilities	360,948	(3,318)
Deferred revenue	(108,700)	177,288
Billings in excess of revenue	(600,699)	855,274
Deposits payable	386,428	420,000
Net cash used in operating activities	(3,047,493)	(2,902,495)

Cash flows from investing activities:
Purchase of fixed assets	(45,536)	(13,749)
Net cash used in investing activities	(45,536)	(13,749)

Cash flows from financing activities:
Acquisition of shell company	-	-
Proceeds from convertible notes payable	650,000	1,275,000
Repayment of convertible note payable	(718,985)	(50,000)
Interest on notes payable	11,700	11,700
Repayments of notes payable	-	(6,870)
Proceeds from stock options	-	6,293
Proceeds from issuance of stock	4,946,000	-
Costs of issuance of stock	(85,500)	-
Net cash provided by financing activities	4,803,215	1,236,123

Increase in cash and cash equivalents	1,710,186	(1,680,121)

Cash and cash equivalents, beginning of period	212,215	1,892,336
Cash and cash equivalents, end of period	$1,922,401	$212,215

Supplemental disclosures of cash flow information:
Cash paid for interest	$94,547	$85,441
Cash paid for income taxes	$-	$-
Supplemental disclosures of noncash investing and financing activities:
Exchange of note to stock	$2,384,733	$129,301
Exchange of Preferred and accrued dividend to stock	$1,076,217	$-
Accrual of preferred stock dividends	$210,000	$-
Exchange of accrued liquidated damages to stock	$602,000	$-
Retirement of Preferred Stock	$2,204	$-
Stock issued in restructure	$7,825	$-

See Notes to Consolidated Financial Statements

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

On August 4, 2008, the Company’s wholly-owned subsidiary, Aduromed Corporation (“Aduromed”), Pequot Capital Management, Inc. (“Pequot”), on behalf of various funds managed by Pequot (the “Pequot Funds”), Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), holders of $1,225,000 in principal amount of the Company’s 12% Secured Promissory Notes due July 31, 2008 (the “Bridge Loan Holders”), and Mr. Joseph Esposito, corporate and business development advisor to the Company (“Esposito”) entered into a Master Restructuring Agreement (“MRA”) regarding their respective investments in the Company. The then existing investments in the Company were restructured pursuant to the terms of the MRA and certain other changes were implemented. The major terms of the MRA are as follows:

Sherleigh exchanged its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) exchanged accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) exchanged liquidated damages in the amount of $602,000 payable to Sherleigh by the Company into 24,080,000 shares of Common Stock and received additional common stock purchase warrants for 24,080,000 shares of Common Stock at an exercise price of $0.025 per share.

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

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bridge Loan Holders collectively exchanged a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all such Bridge Loan Holders’ outstanding common stock warrants were collectively exchanged into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share and anti-dilution rights were terminated. All documents entered into in connection with the bridge loan were terminated.

Esposito, management and others invested $2,946,000 into the Company in return for 232,428,058 shares of Common Stock and warrants to purchase 115,680,000 at an exercise price of $0.025 per share.

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

The Company has available cash and cash equivalents of approximately $1,922,401 at December 31, 2008 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

2.	BUSINESS DESCRIPTION - ORGANIZATION

Effective January 30, 2007, the issuer (“AII” or “Company”) changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the year ending December 31, 2008 and 2007 amounting to 492,201,769 and 43,774,696 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

On August 4, 2008, all outstanding Preferred A and B class of stock was exchanged on a 1: 1 basis into shares of common stock. Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the year ending December 31, 2007 amounting to 22,043,862 for the period of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	2008	2007
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(7,829,999)	$(4,528,826)
Dividend payable to preferred stockholders	(210,000)	(420,000)
Net loss to common stockholders	$(8,039,999)	$(4,948,826)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	237,941,766	20,977,732

Basic and diluted EPS (LPS)	$(0.03)	$(0.24)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2008, the Company has a cash balance of  $405,000 in one non-interesting bearing account which is 100% insured by the FDIC and $1,517,161 in an overnight money-market fund which is in excess of the Federally insured limits by a total of approximately $1,267,000.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONTROL BY PRINCIPAL STOCKHOLDERS

Pequot, Sherleigh, Heller Capital, the directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

DEPENDENCE ON PRINCIPAL CUSTOMER

In 2008 no one principal customer represented a significant portion of our revenues. For the year ended December 31, 2008 we recognized approximately $913,000 or 32% of total revenue in revenue from Aramark. For 2009 and going forward, we feel the loss of any one customer would not have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $23,081 and $11,418 as of December 31, 2008 and 2007, respectively.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Vehicles	-	41,338
Office Furniture	164,525	164,525
Computers and Accessories	206,091	175,485
Leasehold Improvements	117,997	117,997
	488,613	499,345
Accumulated Depreciation	203,309	148,166
	285,304	351,179

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The inventory, using the average cost method, was $886,351 and $900,938 as of December 31, 2008 and 2007 respectively and is stated at the lower of cost or market.  The following table summarizes these assets as of December 31, 2008 and 2007:

	2008	2007
Component & spare parts	$754,476	$742,310
Consumables	21,234	29,384
Advance payments	110,641	129,244
Total Inventory	$886,351	$900,938

BUSINESS COMBINATION

On January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

REVENUE RECOGNITION

The Company recognizes revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Historically, the Company has billed 25% of the contract at signing, 50% upon delivery of components, and the final 25% upon completion of installation and start-up. Beginning in 2009 we will bill 60% of the contracts at signing, 20% upon delivery of components, and the final 20% upon completion of installation and start-up.

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

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from direct sales of our containerized or the mobile unit will be recognized as we ship units. The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2008 and 2007 the Company had $ $136,691 and $245,391in deferred revenue from maintenance agreements.

Revenues from the sale of our containerized unit, our mobile unit, accessories, repairs and replacement parts are recognized when shipped to the customer in accordance with a valid contract or order agreement. The contract or order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

Revenues and cost from multi-year rental contracts on our containerized or mobile unit will be recognized ratably over the life of the rental contract.

4.	CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at December 31, 2008 and seven outstanding at December 31, 2007.  The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues

Outstanding contracts at December 31, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
2,688,758	1,670,933	2,283,893	7,679	620,639

Outstanding contracts at December 31, 2007
1,327,930	683,593	1,327,930	-	644,337
483,117	458,995	483,117	-	24,122
231,257	12,447	12,447	-	-
483,596	106,076	120,899	-	14,823
257,820	-	257,820	-	257,820
282,948	-	94,316	-	94,316
559,594	5,611	191,531	-	185,920
3,626,262	1,266,722	2,488,060	-	1,221,338

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SHORT TERM SECURED NOTES PAYABLE

On June 27, 2007 the Company entered into a secured loan arrangement with various lenders for $1,275,000. The notes have an original issue discount of 10%, bear interest at 12% per annum and have a maturity of six months. These loans are secured by the assets of the Company and are guaranteed by the Company’s wholly-owned subsidiary, Aduromed Corporation. The lenders received five year warrants to purchase a total of 2,550,000 shares of the Company’s common stock at a price of $0.38 per share. On December 27, 2007, in consideration for the issuance of additional warrants for the purchase of a total of 2,450,000 shares of the Company’s common stock, holders of $1,225,000 in principal amount of such secured loan arrangement agreed to extend the maturity of such loan to June 30, 2008. On December 27, 2007, the Company paid off $50,000 of the original note and pursuant to the MRA on August 4, 2008 the Bridge Loan Holders collectively exchanged a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all outstanding common stock warrants were collectively exchanged into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share.

6.	NOTES PAYABLE

The following table summarizes the Notes Payable outstanding as of December 31, 2008 and 2007:

Note Balance	Short Term	Long Term
Outstanding at December 31, 2008
$202,974	$202,947	$-
	202,947	0

Outstanding at December 31, 2007
$18,985	$6,509	$12,476
50,000	-	50,000
191,247	191,247	-
	197,756	62,476

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

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had a note payable on a vehicle purchase due to a third party which was paid in full on July 1, 2008. The balance on the note at December 31, 2007 was $18,985.

The Company had a note payable to a bank.  The note was personally guaranteed by an officer of the Company, and bears interest at the bank’s prime interest rate adjusted quarterly. On September 12, 2008, the Company repaid the outstanding balance of $100,000.

There is an outstanding note payable. The note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  The following summarizes the balances due on December 31, 2008 and 2007:

	December 31,
	2008	2007
Principal	$97,500	$97,500
Accrued Interest	105,447	93,747
Total	$202,947	$191,247

6.	INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2008	2007
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(2,403,098)	(1,453,412)
State	(557,721)	(337,479)
	(2,960,819)	(1,790,891)
Current and deferred	(2,960,819)	(1,790,891)
Valuation allowance	2,960,819	1,790,891
Total	$-	$-

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2008	2007
Tax at statutory rate	$(2,611,161)	$(1,585,019)
Non-deductible expenses	8,462	10,115
State income tax (benefit)	(358,120)	(215,987)
Valuation allowance	2,960,819	1,790,891
	$-	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets - Tax NOL	$6,855,521	$3,335,927
Valuation allowance	(6,855,521)	(3,335,927)
	$-	$-

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

The Company has available at December 31, 2008 unused federal and state net operating loss carryforwards totaling $16,991,776 that may be applied against future taxable income that expire in the years 2009 through 2023. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $6,855,521. Management believes it is more likely than not that all of the deferred tax asset will not be realized.  A valuation allowance has been provided for the entire deferred tax benefit.

7.	LEASE COMMITMENTS

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009	$44,185
2010	37,263
2011	19,733
2012	2,721
2013	-
Thereafter	-
$103,902

On November 1, 2008 the Company commenced leasing a four office suite in Scotch Plains, NY for $3,710 per month for 12 twelve months. . The one year lease commences November 1, 2008 and terminates October 31, 2009

On November 1, 2008, the Company began leasing the remaining 11,834 sq ft of space at its existing facility in Bethel, CT. The lease is a triple net lease (NNN) commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our mobile and containerized systems.

The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent commenced on May 1, 2006 and currently costs of $8,398 per month plus taxes and certain other fees. The lease is for a ten year term with two subsequently renewable five year terms.

The straight line monthly expense in accordance with SFAS 13 is $12,977 and the annual non-cancelable lease payments on the three leases are:

2009	205,386
2010	173,216
2011	166,329
2012	111,644
2013	114,608
Thereafter	238,503
$1,009,686

8.	PREFERRED STOCK

On August 4, 2008, Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), (i) exchanged its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) exchanged accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) exchanged liquidated damages in the amount of $602,000 payable to Sherleigh by the Company into 24,080,000 shares of Common Stock and received additional common stock purchase warrants for 24,080,000 shares of Common Stock at an exercise price of $0.025 per share.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

9.	COMMON STOCK

During 2008, 525,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The shares were valued at $0.23 per share for a total value of $120,750.

On August 4, 2008 concurrent with the closing of the Master Restructuring Agreement the Company increased its authorized common shares to 1.4 billion shares and:

issued 303,297,456 shares of common stock as a result of $4,946,000 being invested in the Company the Bridge Loan Holders collectively exchanged a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all such Bridge Loan Holders’ outstanding common stock warrants were collectively exchanged into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share.

issued 35,343,118 shares of common stock for the exchange of accrued dividends through August 4, 2008 on the preferred stock and accrued dividends issued 24,080,000 shares of common stock for the exchange of liquidated damages issued 78,246,052 shares of common stock as a result of the restructuring of the company

On September 2, 2008, the Company issued 4.5 million shares of common stock to an investor relations firm as part of their service contract. The shares were valued at $0.15 per share for a total value of $675,000.

On November 10 2008 and again on December 12, 2008, the Company issued 111,446 and 24,590, shares of common stock to a consultant to the Company as part of the compensation package. The shares were valued at $0.166 and $0.122 per share respectively for a total value of $21,500.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, 36,885,757 shares of common stock were issued as a result of warrant conversions.

10.	STOCK OPTIONS AND WARRANTS

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

Stock option and warrant transactions are summarized as of December 31, 2008 and 2007 as follows:

	Stock Options		Warrants
	December 31,		December 31,
	2008	2007	2008	2007
Outstanding - beginning of year	11,298,024	10,927,774	32,476,672	29,845,866
Granted	71,634,000	460,000	503,570,577	5,329,500
Exercised	-	44,875	93,861,853	-
Forfeited	4,806,365	44,875	27,609,286	2,698,694
Outstanding - end of period	78,125,659	11,298,024	414,576,110	32,476,672

The following table provides certain information with respect to the above-referenced stock options and warrants outstanding at December 31, 2008:

			Weighted	Weighted
	Number	Exercise	Average	Average
	Outstanding	Price Range	Exercise Price	Life in Years
Options	78,125,659	$0.03 - $0.56	$0.07	6.5
Warrants	414,576,110	$0.03 - $0.56	$0.03	4.6

The following table provides certain information with respect to the above-referenced stock options and warrants exercisable at December 31, 2008:

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number	Exercise	Average	Average
	Exercisable	Price Range	Exercise Price	Life in Years
Options	31,839,624	$0.03 - $0.56	$0.11	5.8
Warrants	414,576,110	$0.03 - $0.56	$0.03	4.6

The estimated fair values at date of grant were $.15 to $.42 for the options granted above, using the Black-Scholes option valuation model with the following assumptions:

Expected life in years	3 – 8
Interest rate	2..23% - 6%
Volatility	0.01% - 5%
Dividend yield	0%

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51)”. SFAS 160 established accounting and reporting standards designed to improve the relevance, comparability and transparency of the financial statements. SFAS 160 requires that ownership interests in subsidiaries held by parties, other than the parent, to be clearly identified, labeled and presented in the consolidated balance sheet within the equity, but separate from the parent’s equity; net income attributable to the parent and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of operations; changes in the parent’s ownership interest to be accounted for as equity transactions, if a subsidiary is deconsolidated and any noncontrolling equity investment to be measured at fair value; and that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and noncontrolling owners.  SFAS 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. We do not believe this new accounting standard will have a material impact on our financial condition or results of operations.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on our results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because we do not issue financial guarantee insurance contracts, we do not expect the adoption of this standard to have an effect on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company has no intangible assets.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period ESP data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  Early application is not permitted. We are currently evaluating the impact of adopting EITF 03-6-1 on our consolidated financial statements.

ADUROMED INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SUBSEQUENT EVENT

On January 2, 2009, the Company merged its wholly owned subsidiary, Aduromed Corporation into Aduromed Industries Inc. and changed its corporate name from Aduromed Industries Inc. to MedClean Technologies Inc.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

The Company's management is responsible for establishing, designing and maintaining internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that provide reasonable assurance to our Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of internal control over financial reporting are effective at a reasonable assurance level based on said criteria. For the year ended December 31, 2008 we have made no changes in internal control over financial reporting.

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

Item 9B - OTHER INFORMATION

None

PART III

Item 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

As of March 20, 2009 the directors and executive officers MTI were as follows:

Joseph Esposito	56	Director, Chairman
Scott Grisanti	46	Director, President and CEO
Kevin T. Dunphy	60	Chief Financial Officer and Treasurer
Jay S. Bendis	62	Director
Elan Gandsman	67	Director
Ronald A. LaMorte	71	Director
Kenneth Londoner	41	Director

Following is a brief summary of the background and experience of each director and executive officers of MTI:

Mr. Esposito was elected as a director and as Chairman of the board of directors effective August 4, 2008. Mr. Esposito’s consulting agreement dated August 27, 2007 pursuant to which he acts as corporate and business development advisor to the Company was extended for an additional three-year period. For the past two years Mr. Esposito has been providing strategic advisory services to growth companies including several of the portfolio companies at Insight Venture Partners, a private equity firm with more than $1.5 billion under management. Prior to this he was President and CEO of eResearch Technology, Inc., a leading provider of technology and services to collect, process, and distribute cardiac safety and clinical data for companies in the life sciences industry.

By the terms of his consulting agreement, Mr. Esposito will serve for a term continuing until August 4, 2011. Mr. Esposito’s consulting agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Esposito owns, beneficially and of record, 20,900,000 shares with options and warrants to purchase currently an additional 52,000,000 shares of Common Stock at $0.025 per share.

Mr. Grisanti was elected as a director and as President and Chief Executive Officer of MTI on September 2, 2008. Prior to joining the Company, Mr. Grisanti was the Executive Vice President of Sales, Marketing and Services at Primavera Systems, Inc., a leading provider of program and portfolio management application software and services solutions used to manage large capital projects in targeted market segments. Prior to joining Primavera, Grisanti served as Executive Vice President and Chief Marketing Officer for eResearchTechnology, Inc., a leading provider of technology and services for the new drug development industry. Previously, Grisanti served in an executive sales management capacity at supply chain execution application solution providers ClearCross, Inc. and Optum, Inc. He received his bachelor degree in English and Journalism from Rutgers University, where he was elected to Phi Beta Kappa.

By the terms of his employment agreement, Mr. Grisanti will serve for a term continuing until September 2, 2011. Mr. Grisanti’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Grisanti owns, beneficially and of record, 20,000,000 shares with options and warrants to purchase currently an additional 41,333,333 shares of Common Stock at $0.025 per share.

Kevin T. Dunphy has been the Chief Financial Officer and Treasurer of MTI since 2005. From 1999 through 2004 he held various accounting and finance positions at FuelCell Energy, Inc. in Danbury, Connecticut, a company engaged in development and manufacture of high temperature fuel cell products. From July to December 2004 he served as FuelCell’s Director of Finance Technology Group; previous to that he was its Corporate Controller. During the period from January to May 2005 he was an independent consultant. Mr. Dunphy holds a BS degree in accounting from Mercy College and an MBA from Long Island University.

By the terms of his employment agreement, Mr. Dunphy will serve for a term continuing until August 4, 2009, with automatic one-year renewals thereafter. Mr. Dunphy’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Dunphy currently owns 2,000,000 shares of Common Stock, holds options to purchase currently 987,250 shares of Common Stock at $0.1393 per share, and warrants and options to purchase currently an additional 8,666,666 shares of Common Stock at $0.025 per share.

Mr. Bendis has been President of Transfer Technology Consultants during the past 15 years specializing in transferring new biotech product concepts from design to commercialization. From 2005 to 2008 he was President and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point-of-care testing.  He was Managing Partner in the Crystal Corridor Group which worked with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology from 2000 to 2005. He was Executive Vice President of American BioMedica Corp which develops and markets on-site drugs of abuse diagnostic kits from 1995 to 2000. He was President and Co-founder of Emerging Technology Systems which is a research and development company in the diabetic markets from 1993 to 1999. His prior management positions had been with XANAR Laser Corp, a division of Johnson & Johnson as the National Sales Manager and IVAC Corp a division of Eli Lilly as Sales and Marketing Manager.  He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio and serves of the Boards of several private companies

Dr. Gandsman has since 1993 been Director of Environmental Health and Safety at Yale University in New Haven, Connecticut. He holds a BS degree in physics and math from the University of Buenos Aires, and MSc and PhD degrees in physics from Tel Aviv University. Mr. Gandsman owns options to purchase currently 450,000 shares of the Company’s Common Stock.

Mr. LaMorte is a Certified Public Accountant. During the period from 1999 through 2003, and for several years prior thereto, he had been a Managing Principal of Dworken, Hillman, LaMorte & Sterczala, a public accounting firm in Shelton, Connecticut. He retired from the firm in December 2003. Mr. LaMorte holds a BS degree from the University of Connecticut. Mr. LaMorte owns options to purchase currently 450,000 shares of the Company’s Common Stock.

Mr. Londoner has served as the head of Business Development and Corporate Finance for NewCardio, Inc. (OTC BB: NWCI), a cardiac diagnostic and services company since November 2006. Previously, he was Co-Founder and Executive Vice President of Safe Ports, LLC and its wholly-owned subsidiary, Carolina Linkages, Inc., a Charleston, S.C.-based port security services and intermodal transportation infrastructure development company since July 2005. From February 1997 until July 2005 he was the founder, CEO and General Partner of Red Coat Capital Management, a U.S. equity long/short hedge fund. From June 1991 until February 1997 he was a Vice President and Investment Officer for J. & W. Seligman & Co. He began his professional career as a mutual fund accountant for State Street Bank and Trust, Inc. in Boston in September 1989. Mr. Londoner received a BA Economics from Layfayette College, Easton, PA and a MBA Finance from New York University, New York, NY.

Mr. Londoner owns, beneficially and of record, 4,750,000 shares and a warrant issued August 4, 2008 to purchase 8,000,000 shares of common stock at an exercise price of $0.025 per share.

COMPLIANCE WITH SECTION 16(a)

Based solely upon its review of copies of Forms 3, 4 and 5 received by it or representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2008 there were the following delinquencies with the Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders:

Name	Position	Number of late reports	Number of transactions not reported on a timely basis
Sherleigh Associates Defined Benefit Plan	10% Holder	2	2
Ronald Heller	10% Holder	1	1

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). Stock holders may write to Mr. Kevin Dunphy at the Company’s executive office, 3 Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of Ethics, and the Company will provide a copy without charge. The Company’s Code of Ethics is also available on the Company’s website at www.medcleantechnologies.com.

AUDIT COMMITTEE FINANCIAL EXPERT

MTI has a standing audit committee comprised of three members of its Board of Directors. Mr. LaMorte serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 407 of Regulation S-K (17 CFR 229.407) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11. - EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid by the Company to (i) its Chief Executive Officer and (ii) its two most highly compensated officers whose cash compensation exceeded $100,000 for services performed during the two years ended December 31, 2008.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Scott Grisanti(1) President/CEO	2008	92,308	-0-	-0-	-0-	-0-	-0-	2,954	(4)

Damien Tanaka(2)	2008	253,077	-0-	-0-	-0-	-0-	-0-	39,998	(5)
former Chief Development Officer	2007	250,000	-0-	-0-	-0-	-0-	-0-	38,928	(5)

Kevin Dunphy(3)	2008	161,538	-0-	-0-	-0-	-0-	-0-	19,674	(6)
CFO	2007	150,000	-0-	-0-	-0-	-0-	-0-	23,337	(6)

(1) Effective September 2, 2008 the Company and Mr. Grisanti entered into a three-year employment agreement, which provided that he would act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $300,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 60% of his base salary

(2) The Company had a five-year employment agreement with Mr. Tanaka, dated September 30, 2005, which provided that he would act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $250,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. Effective September 2, 2008 the Company and Mr. Tanaka entered into a three-year employment agreement, which provided that he would act as Chief Development Officer of the Company and Aduromed at a minimum annual base salary of $260,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 25% of his base salary. Mr. Tanaka retired as Chief Development Officer of the Company and Aduromed and as a director of the Company and Aduromed effective December 31, 2008. The Company has agreed to pay Mr. Tanaka his base salary and certain benefits through December 31, 2009.

(3)The Company had a five-year employment agreement with Mr. Dunphy, dated September 30, 2005, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $150,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. Effective August 4, 2008 the Company and Mr. Dunphy entered into a one-year employment agreement, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $175,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 25% of his base salary.

(4) For the year 2008, includes perquisites for the use of a motor vehicle amounting to $2,954

(5) For the years 2008 and 2007, includes perquisites covering supplemental term life insurance amounting to $8,279 each year, use of a motor vehicle $2,872 and $1,498, disability benefits amounting to $20,701 and $22,053 and club membership amounting to $8,146 and $7,098 respectively. Mr. Tanaka did not receive any separate compensation for acting as a director of the Company or Aduromed.

(6) For the years 2008 and 2007, includes perquisites covering supplemental term life insurance amounting to $2,858 each year, use of a motor vehicle amounting to $940 and $2,202, disability benefits amounting to $11,444 and $12,359 and club membership amounting to $4,432 and $5,918 respectively. Mr. Dunphy did not receive any separate compensation for acting as a director of the Company or Aduromed.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

	Option Awards
A	B	C	D	E	F	G
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
S. Grisanti	8/4/2008	21,328,000	10,672,000		$.0.025	8/4/2016

Total		21,328,000	10,672,000
D. Tanaka	1/23/2006	3,006,625	0		$0.06	9/23/2012
	8/4/2008	13,340,000	6,660,000		$.0.025	8/4/2016
Total		16,346,625	6,660,000
K. Dunphy	1/23/2006	987,250			$0.14	5/31/2011
	1/23/2006 8/4/2008	6,670,000	3,330,000	542,034	$0.14 0.025	5/31/2011 8/4/2016
Total		7,657,250	3,330,000	542,034

Vesting Schedule for Unexercisable Options

Name	Grant Date	2009	2010

S. Grisanti	8/4/2008	5,336,000	5,336,000
D. Tanaka	8/4/2008	3,330,000	3,330,000
K. Dunphy	8/4/2008	1,665,000	1,665,000
Total		10,331,000	10,331,000

Note: the Company has no stock award program

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2008.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)
Jay Bendis	17,100	-0-	34,895
Elan Gandsman	16,700	-0-	34,895
Ronald LaMorte	16,200	-0-	34,895
Kenneth Londoner	2,500		70,213
Paul Farrell	-0-	-0-	-0-

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

Combined meetings of the boards of directors of MTI and Aduromed are considered a single meeting for purposes of the foregoing compensation schedule, while the same schedule will apply to any separate meetings of Aduromed's board of directors.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS .

The following table and footnotes set forth as of February 16, 2009, the number and percentage of the outstanding shares of Common Stock on a fully diluted basis which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of the Company’s Voting Securities
Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Pequot Capital Management, Inc.(1)(7) 500 Nyala Farm Road Westport, CT 06880	262,194,911	47.79%

Common Stock	Sherleigh Associates Inc. Defined Benefit Pension Plan(2)(7) 80 Columbus Circle PH 76A New York, NY 10023	143,886,241	26.23%

Common Stock	Ronald I. Heller(3)(7) 700 East Palisade Avenue Englewood Cliffs, NJ 07632	109,325,980	19.47%

Common Stock	Joseph Esposito(4) 3 Trowbridge Drive Bethel, CT 06801	73,400,000	13.07%

Common Stock	Scott Grisanti(5) 3 Trowbridge Drive Bethel, CT 06801	61,333,333	11.18%

Common Stock	Truk Funds(6) c/o Atoll Asset Management LLC One East 52nd Street New York, New York 10022	48,000,000	8.75%

(1) Consists of (i) 131,097,456 shares owned of record, and (ii) 131,097,456 shares issuable upon exercise of warrants at an exercise price of $0.025 per share.
(2) Consists of (i) 71,943,121 shares owned of record, and (ii) 71,943,121 shares issuable upon exercise of warrants at an exercise price of $0.025 per share.
(3) Consists of (i) 90,992,647 shares owned by Heller Capital Investments, over which Mr. Heller has sole voting and investment control, and (ii) 18,333,333 shares owned by Mr. Heller’s IRA account. Mr. Heller’s son’s IRA account holds 7,314,348 shares of record with respect to which Mr. Heller disclaims beneficial ownership.
(4) Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 20,000,000 shares of record owned by Mr. Esposito’s IRA account, (iii) 20,000,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.025 per share, (iv) 20,000,000 shares issuable upon exercise of warrants held by Mr. Esposito’s IRA account at an exercise price of $0.025 per share, (v) 4,000,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.025 per share, and (vi) 500,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.16 per share.
 (5) Consists of (i) 20,000,000 shares owned of record, (ii) 36,000,000 shares issuable upon exercise of warrants at an exercise price of $0.025 per share, and (iii) 5,333,333 shares issuable upon exercise of options at an exercise price of $0.025 per share.
(6) Consists of (i) 17,040,000 shares owned of record by Truk Opportunity Fund, (ii) 17,040,000 shares issuable upon exercise of warrants held by Truk Opportunity Fund at an exercise price of $0.025 per share, (iii) 6,960,000 shares owned of record by Truk International Fund, LP (iv) 6,960,000 shares issuable upon exercise of warrants held by Truk International Fund, LP at an exercise price of $0.025 per share.
(7) In accordance with the Master Restructuring Agreement (i) Pequot Capital Management, Inc., and Sherleigh Associates Inc. Defined Benefit Plan have the right to two (2) nominees each to be elected members of the Company’s board of directors, and (ii) Heller Capital Investments has the right to one (1) nominee to be elected a member of the Company’s board of directors.

Security Ownership of Management (Directors and Executive Officers)
Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Joseph Esposito(1) 3 Trowbridge Drive Bethel, CT 06801	73,400,000	13.07%

Common Stock	Scott Grisanti(2) 3 Trowbridge Drive Bethel, CT 06801	61,333,333	10.92%

Common Stock	Kevin T.. Dunphy(3) 3 Trowbridge Drive Bethel, CT 06801	11,324,833	2.01%

Common Stock	Jay S. Bendis (4) 71 Springcrest Drive Akron, OH 44333	669,250	<1%

Common Stock	Ronald A. LaMorte (5) 336 Haystack Hill Road Orange, CT 06470	400,000	<1%

Common Stock	Elan Gandsman (6) 135 College Street New Haven, CT 06510	400,000	<1%

Common Stock	Kenneth Londoner (7) 10 Red Coat Road Westport, CT 06880	12,750,000	2.27%

Common Stock	All Directors and Executive Officers As a Group	160,277,416	28.54%
(1) Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 20,000,000 shares of record owned by Mr. Esposito’s IRA account, (iii) 20,000,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.025 per share, (iv) 20,000,000 shares issuable upon exercise of warrants held by Mr. Esposito’s IRA account at an exercise price of $0.025 per share, (v) 4,000,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.025 per share, and (vi) 500,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.16 per share.
(2) Consists of (i) 20,000,000 shares owned of record, (ii) 36,000,000 shares issuable upon exercise of warrants at an exercise price of $0.025 per share, and (iii) 5,333,333 shares issuable upon exercise of options at an exercise price of $0.025 per share.
(3) Consists of (i) 2,000,000 owned of record, (ii) 658,167 shares issuable upon exercise of options at an exercise price of $0.1393 per share, (iii) 7,000,000 shares issuable upon exercise of warrants at an exercise price of $0.025 per share, and (iv) 1,666,666 shares issuable upon exercise of options at an exercise price of $0.025 per share.
(4) Consists of (i) 269,250 shares held of record (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, (iii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share and (iv) 300,000 shares issuable upon exercise of options at an exercise price of $0.052 per share.
(5) Consists of (i) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share and (iii) 300,000 shares issuable upon exercise of options at an exercise price of $0.052 per share.
(6) Consists of (i) 50,000 shares issuable upon exercise of options at an exercise price of $0.40 per share, (ii) 50,000 shares issuable upon exercise of options at an exercise price of $0.55 per share and (iii) 300,000 shares issuable upon exercise of options at an exercise price of $0.052 per share.
(7) Consists of (i) 4,750,000 shares held of record and (ii) 8,000,000 shares issuable upon exercise of warrants at an exercise price of $0.025 per share.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2008 the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, Ronald A. LaMorte, Paul Farrell and Kenneth Londoner. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). All members of the Audit Committee were independent pursuant to the standards for independence set forth in SOX during 2008.

For each director identified as independent above, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

Mr. Joseph Esposito was elected as Chairman of the Board of Directors of the Company and the Company’s former subsidiary, Aduromed Corporation, effective August 4, 2008 and continues to hold the position of Chairman of the Company. In August 2007 Mr. Esposito, through his wholly owned company, E4 LLC, entered into a twelve month business consulting agreement with the Company. As compensation pursuant to such agreement Mr. Esposito received 7,500 shares of the Company’s common stock per month for twelve months, and $8,500 per month for twelve months. Effective August 4, 2008 Mr. Esposito, through E4 LLC, entered into a new three year business consulting agreement with the Company. As compensation pursuant to the new agreement, Mr. Esposito receives $72,000 per quarter, payable quarterly in advance. In addition, Mr. Esposito received (i) a common stock purchase warrant to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, exercisable for five years, and (ii) an option to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, which option vested immediately with respect to 4,000,000 shares, vests with respect to an additional 4,000,000 shares on August 4, 2009 and the remaining 4,000,000 shares on August 4, 2010.

Item 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following tables set forth the fees billed to us for the periods covered by this report by our accountants:

Audit and Non-Audit Fees Paid to Our Current Auditor, Child, Van Wagoner & Bradshaw, PLLC:

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2008		December 31, 2007
Audit and
Audit Related Fees	$39,355		$36,130
Tax Fees			None
All Other Fees	$10,500	(2)	$2,500	(1)

(1)For 2007, all other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the issuance of our Form SB-2
(2) For 2008, all other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the review of our post-effective Form S-1

Item 15 - EXHIBITS

All reference to Registrant’s Forms 8-K, 10-KSB, 10-K, 10-QSB, 10-Q include reference to File No. 000-03125.

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

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).

3.2	Registrant’s Amendment to Certificate of Incorporation, dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).

3.3	Registrant’s Amendment to Certificate of Incorporation, dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).

3.4	Registrant’s Amendment to Certificate of Incorporation, dated April 16, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 16, 2007).

3.5	Registrant’s Amendment to Certificate of Incorporation, dated September 26, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed September 26, 2007).

3.6	Registrant’s Amendment to Certificate of Incorporation, dated August 4, 2008 (incorporated by reference to Exhibit 3.01 to Registrant’s Form 8-K, filed August 6, 2008).

3.7	Registrant’s Certificate of Ownership and Merger, dated January 2, 2009 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 6, 2009).

3.8	Registrant’s Bylaws (incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed July 14, 2000).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-KSB, filed April 21, 2006).

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-KSB, filed April 21, 2006).

4.3	Certificate of Designations of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to Registrant’s Form 10-KSB, filed April 21, 2006).

4.4	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 4.5 to Registrant’s Form 10-KSB, filed April 21, 2006).

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

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.04 to Registrant’s Form 8-K, filed August 6, 2008).

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

10.5
Employment Agreement, dated September 2, 2008, by and among Registrant, Aduromed Corporation and Mr. Damien Tanaka (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.6
Employment Agreement, dated as of September 23, 2005, between Registrant's wholly-owned subsidiary, Aduromed Corporation,, and Kevin T. Dunphy (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-KSB, filed April 21, 2006).

10.7	Employment Agreement, dated as of January 23, 2006, between the Registrant and Kevin T. Dunphy (incorporated by reference to Exhibit 10.5 to Registrant’s Form SB-2, filed March 24, 2006).

10.8
Amended Employment Agreement, dated August 4, 2008, by and among Registrant, Aduromed Corporation and Mr. Kevin T. Dunphy (incorporated by reference to Exhibit 10.03 to Registrant’s Form 8-K, filed September 4, 2008).

10.9
Consulting Agreement, dated August 4, 2008, by and among Registrant, Aduromed Corporation and Mr. Joseph Esposito (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed August 6, 2008).

10.10
Employment Agreement, dated September 2, 2008, by and among Registrant, Aduromed Corporation and Mr. Scott Grisanti (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).

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

10.13	Stock Option Agreement, dated August 4, 2008, between Registrant and Mr. Damien R. Tanaka (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed August 6, 2008)

10.14	Stock Option Agreement, dated as of September 23, 2005, between Aduromed Corporation and Kevin T. Dunphy. (incorporated by reference to Exhibit 10.7 to Registrant’s Form SB-2/A, filed August 14, 2006)

10.15
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Kevin T. Dunphy. (incorporated by reference to Exhibit 10.8 to Registrant’s Form SB-2/A, filed August 14, 2006)

10.16	Stock Option Agreement, dated August 4, 2008, between Registrant and Mr. Kevin T. Dunphy (incorporated by reference to Exhibit 4.03 to Registrant’s Form 8-K, filed August 6, 2008)

10.17	Stock Option Agreement, dated August 4, 2008, between Registrant and Mr. Joseph Esposito (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed August 6, 2008).

10.18	Stock Option Agreement, dated August 4, 2008, between Registrant and Mr. Scott Grisanti (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed September 4, 2008)

10.19
Amended and Restated Stockholders Agreement, dated as of January 23, 2006, by and among the Registrant, Aduromed and certain stockholders of Registrant (incorporated by reference to Exhibit 99.5 to Registrant’s Form 8-K/A, filed January 31, 2006).

10.20
Lease Agreement, dated February 3, 2006, by and between Aduromed Corporation and Cheyenne Company, LLC, relating to premises at 3 Trowbridge Drive, Bethel, CT 06801. (incorporated by reference to Exhibit 10.15 to Registrant’s Form SB-2/A, filed November 9, 2006).

10.21
Amendment, dated March 28, 2007, to Agreement, dated as of September 1, 2004, between Registrant's wholly owned subsidiary, Aduromed Corporation, and Aramark Management Services Limited Partnership. (portions of this exhibit subject to confidential treatment application are omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K, filed March 31, 2008)..

21.1	Subsidiaries of Registrant: GD MergerSub, Inc. (Del.) — inactive

31.1	Rule 13a-14(a)/15d-14a Certification.*

31.2	Rule 13a-14(a)/15d-14a Certification.*

32.1	Section 1350 Certification.*

* Filed herewith

(b) Report on Forms 8-K: November 14, 2008; December 15, 2008; December 19, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Dated: March 23, 2009	By:	/s/ Scott Grisanti
Scott Grisanti
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated March 23, 2009	/s/ Scott Grisanti
Scott Grisanti
President, CEO and Director
(Principal Executive Officer)

Dated March 23, 2009	/s/ Kevin T. Dunphy
Kevin T. Dunphy
Treasurer and CFO
(Principal Financial Officer)

Dated March 23, 2009	/s/ Joseph Esposito
Joseph Esposito, Chairman and Director

Dated: March 23, 2009	/s/ Jay S. Bendis
Jay S. Bendis, Director

Dated: March 23, 2009	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: March 23, 2009	/s/ Ronald A. LaMorte
Ronald A. LaMorte, Director

Dated: March 23, 2009	/s/ Kenneth Londoner
Kenneth Londoner, Director