Form 10-K/A
period 2008-12-31
MedClean Technologies, Inc.
filed 2009-04-17
CIK 40528

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

MEDCLEAN TECHNOLOGIES, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

 EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2009 by the registrant for the fiscal year ended December 31, 2008 (“Original 2008 10-K”) is being filed for the sole purposes of eliminating certain duplicative disclosure contained in PART II, Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS of the Original 2008 10-K, restating the information contained in PART II, Item 9A – Controls And Procedures of the Original 2008 10-K, and re-filing the certifications of the registrant’s chief executive officer and chief financial officer required pursuant to Item 601(b)(31) of Regulation S-K.

PART II

Item 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS

The three paragraphs entitled “Controls and Procedures” at the end of this Item 7 are hereby deleted in their entirety.

Item 9A - CONTROLS AND PROCEDURES

As of the end of the period covered by this  report,  the Company  carried out,  under  the  supervision  and  with  the  participation  of  the  Company's management,  including its Chief Executive Officer and Chief Financial  Officer, an evaluation of the  effectiveness of the design and operation of the Company's disclosure  controls and  procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the  Securities  Exchange Act of 1934).  Based upon that  evaluation,  the  Chief Executive  Officer and Chief Financial  Officer  concluded that the design and operation of these disclosure controls and procedures are effective to ensure information requiring disclosure by the Company in reports which it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including its Chief Executive Officer and Chief Financial  Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management is responsible for establishing, designing and maintaining internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the  Securities  Exchange Act of 1934) that provide reasonable assurance to our Board of Directors and shareholders regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We have set assessment criteria in accordance with the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control's Integrated Framework. As of the end of the period covered by this  report,  the Company  carried out,  under  the  supervision  and  with  the  participation  of  the  Company's management,  including its Chief Executive Officer and Chief Financial  Officer, an evaluation of the  effectiveness of the design and operation of the Company's internal control over financial reporting.  Based upon that evaluation,  the  Chief Executive  Officer and Chief Financial  Officer  concluded that the design and operation of  internal control over financial reporting are effective at a reasonable assurance level based on said criteria. For the last fiscal quarter of  the year ended December 31, 2008 we have made no changes in internal control over financial reporting.

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

Item 15 – EXHIBITS

Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14a Certification.*
31.2	Rule 13a-14(a)/15d-14a Certification.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2009	MEDCLEAN TECHNOLOGIES, INC. By: /s/ Scott Grisanti Scott Grisanti President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: April 17, 2009	By: /s/ Joseph Esposito Joseph Esposito Chairman and Director

Dated: April 17, 2009	By: /s/ Scott Grisanti Scott Grisanti President, CEO and Director (Principal Executive Officer)

Dated: April 17, 2009	By: /s/ Kevin T. Dunphy Kevin T. Dunphy Treasurer, CFO (Principal Financial Officer)

Dated: April 17, 2009	By: /s/ Jay S. Bendis Jay S. Bendis, Director

Dated: April 17, 2009	By: /s/ Elan Gandsman Elan Gandsman, Director

Dated: April 17, 2009	By: /s/ Ronald A. LaMorte Ronald A. LaMorte, Director

Dated: April 17, 2009	By: /s/ Kenneth Londoner Kenneth Londoner, Director