Form 10-Q
period 2009-03-31
MedClean Technologies, Inc.
filed 2009-05-12
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-03125

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

As of May 12, 2009 561,542,968 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 (Unaudited)	F2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2009 AND 2008 (Unaudited)	F3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE QUARTERS ENDED MARCH 31,2009 AND 2008 (Unaudited)	F4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F5

MEDCLEAN TECHNOLIGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current assets
Cash	$426,455	$1,922,401
Accounts receivable (net of $23,081 allowance for both periods)	250,254	176,284
Revenues in excess of billings	7,679	7,679
Inventory	1,104,668	886,351
Prepaid expenses	123,081	24,925
Total current assets	1,912,137	3,017,640

Property, plant and equipment, net	285,503	285,304

Long term deposits	38,260	38,260

Total assets	$2,235,900	$3,341,204

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$342,774	$653,785
Payroll liabilities	341,240	390,857
Deferred revenue	223,279	136,691
Customer deposits	-	386,428
Billings in excess of revenue	1,007,067	620,639
Notes payable	205,872	202,947
Total current liabilities	2,120,232	2,391,347

Total liabilities	2,120,232	2,391,347

Stockholders' equity
Common stock: $.0001 par value; 3,500,000,000 shares authorized; 561,542,968 shares issued and outstanding	56,154	56,154
Additional paid-in capital	22,038,038	20,988,502
Accumulated deficit	(21,978,524)	(20,094,799)
Total stockholders' equity	115,668	949,857

Total liabilities and stockholders' equity	$2,235,900	$3,341,204

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the quarter ended
	March 31,
	2009	2008
Revenues
Contract revenues earned	$-	$523,484
Sales and service revenues	417,428	164,542
Total revenues	417,428	688,026

Cost of sales	273,072	475,598

Gross profit	144,356	212,428

Operating expenses
Salaries and wages	463,312	370,841
General and administrative expenses	489,517	497,925
Depreciation expense	23,110	22,359
Total operating expenses	975,939	891,125

Loss from operations	(831,583)	(678,697)

Other income and expenses
Interest income	906	375
Interest expense and amortization	(1,053,048)	(845,473)
Total other income and expenses	(1,052,142)	(845,098)

Net loss before income taxes	(1,883,725)	(1,523,795)

Provision for income tax benefit	-	-

Net loss	$(1,883,725)	$(1,523,795)

Basic and diluted net loss per common share	$(0.00)	$(0.07)

Weighted average common shares outstanding	561,542,968	21,736,185

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,883,725)	$(1,523,795)
Adjustments to reconcile net loss to
net cash used in operations:
Warrants and options issued for services	1,049,536	203,644
Depreciation expense	23,110	22,359
Changes in operating assets and liabilities:
Accounts receivable	(73,970)	540,999
Revenues in excess of billings	-	(61,448)
Inventory	(218,317)	318,972
Prepaid expenses	(98,156)	-
Accounts payable and accrued liabilities	(308,086)	551,763
Deferred revenue	86,588	(25,608)
Billings in excess of revenue	386,428	(467,562)
Customer deposits	(386,428)
Payroll liabilites	(49,617)	-
Dividends payable	-	105,000
Net cash used in operating activities	(1,472,637)	(335,676)

Cash flows from investing activities:
Purchase of fixed assets	(23,309)	-
Net cash used in investing activities	(23,309)	-

Cash flows from financing activities:
Repayments of notes payable	-	(1,504)
Issuance of note payable	-	300,000
Increase in line of credit	-	50,000
Net cash provided by financing activities	-	348,496

Increase (decrease) in cash and cash equivalents	(1,495,946)	12,820

Cash and cash equivalents, beginning of period	1,922,401	212,215
Cash and cash equivalents, end of period	$426,455	$225,035

Supplemental disclosures of cash flow information:
Cash paid for interest	$588	$38,712
Supplemental disclosures of noncash investing and financing activities:
Accrual of preferred stock dividents	$-	$105,000

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets of MedClean Technologies, Inc.  and subsidiaries (“MedClean”, the “Company”, “MTI”) as of March 31, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 24, 2009.

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

The Company has available cash and cash equivalents of approximately $426,455 at March 31, 2009 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	BUSINESS DESCRIPTION - ORGANIZATION

On January 2, 2009, the Company merged its wholly owned subsidiary, Aduromed Corporation into Aduromed Industries Inc. and changed its corporate name from Aduromed industries, Inc. to MedClean Technologies, Inc.

MedClean is in the business of providing solutions for managing medical waste on site including designing, selling, installing and servicing on site (i.e. " in-situ ") turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies. The MedClean Series System is offered in three configurations: Containerized System, Mobile System and the Fixed System (our traditional fixed installation).

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the quarter ending March 31, 2009 and 2008 amounting to 492,201,769 and 45,107,447 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the quarter ending March 31, 2008 amounting to 22,043,862 for the period of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	For the quarter ended March 31,
	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(1,883,725)	$(1,523,795)
Dividend payable to preferred stockholders	-	(105,000)
Net loss to common stockholders	$(1,883,725)	$(1,628,795)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	561,542,968	21,736,185

Basic and diluted EPS (LPS)	$(0.00)	$(0.07)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At March 31, 2009, the Company has no cash balances on deposit in any one account with a financial institution in excess of the federally insured limits.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $23,081 as of March 31, 2009 and December 31, 2008.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Office Furniture	164,525	164,525
Computers and Accessories	212,017	206,091
Leasehold Improvements	135,380	117,997
	511,922	488,613
Accumulated Depreciation	226,419	203,309
	285,503	285,304

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of March 31, 2009 and December 31, 2008:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2009	2008

Component & spare parts	902,683	754,476
Consumables	13,433	21,234
Advance payments	188,552	110,641
Total inventory	1,104,668	886,351

BUSINESS COMBINATION

On January 2, 2009, the Company merged its subsidiary Aduromed Corporation into the parent corporation: Aduromed Industries, Inc. and changed its corporate name from Aduromed Industries, Inc. to MedClean Technologies, Inc.

REVENUE RECOGNITION

The Company recognizes revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Prior to 2009, the Company has billed 25% of the contract at signing, 50% upon delivery of components, and the final 25% upon completion of installation and start-up. Beginning in 2009 we will bill 60% of the contracts at signing, 20% upon delivery of components, and the final 20% upon completion of installation and start-up.

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

Revenues from direct sales of our  mobile unit will be recognized as we ship units. The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At March 31, 2009 and December 31, 2008 the Company had $223,279 and $136,691 in deferred revenue from maintenance agreements.

Revenues from the sale of  our mobile unit, accessories, repairs and replacement parts are recognized when shipped to the customer in accordance with a valid contract or order agreement. The contract or order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

Revenues and cost from multi-year rental contracts on our  mobile unit will be recognized ratably over the life of the rental contract.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	CONTRACTS IN PROGRESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were six and five outstanding contracts at March 31, 2009 and December 31, 2008 respectively.  The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2009
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
966,069	-	386,427	-	386,427
3,654,827	1,670,933	2,670,320	7,679	1,007,066

Outstanding contracts at December 31, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
2,688,758	1,670,933	2,283,893	7,679	620,639

5.	NOTE PAYABLE

There is an outstanding note payable.  The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of March 31, 2009 and December 31, 2008 the balance due was $205,872 and $202,947 respectively.

6.	RECLASSIFACATION

We reclassified option amortization expenses in the first quarter of 2008 from General and Administrative expenses to interest expense to conform to the current period presentation.  There is no effect on the net loss for the prior period.

7.	SUBSEQUENT EVENT

On April 22, 2009, we increased our authorized shares to 3.5 billion shares pursuant to a vote of our majority stockholders.

On May 5, 2009, the cash on hand was $111,291.  As part of our plan to preserve cash certain members of management have agreed to take no salary or benefits for four months until September 1, 2009.  In consideration of this, the Board has agreed to reprice all of the affected managers’ employment options and grant additional options at a strike price of $0.004 per share. As previously mentioned, we continue to seek alternate financing.

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

The Company is including the following cautionary statement in this Interim Report on Form 10-Q for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us. We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report on Form 10-K. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

Net Revenue

Total revenue for the quarter ended March 31, 2009 was $417,428 compared with $688,026 for the same period in 2008, a reduction of $270,598 or 39.3%. Contract backlog as of March 31, 2009 was $1,983,894.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts more than doubled in the current quarter to $417,428, an increase of $252,886 from $164,542 in the same quarter in 2008. The increase in revenue was attributable to improved billing practices and to orders for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

In the current quarter, we did not recognize any revenue from system installions. We did record a contract amounting to approximately $1 million and expect to recognize revenue on this contract in the second quarter of this year. The remaining contracts in backlog have not yet been scheduled.

Orders for the MedClean system are contracted by purchase order and are billed in 3 increments.  Historically, we bill our customers for 25% of the contact value at signing, 50% when the equipment is shipped to the customer and 25% upon completion of installation and start-up. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

The gross profit for the first quarter of 2009 was $144,356 (34.6% of total revenue) compared with a gross margin of $212,428 (30.9% of total revenue) for 2008. Gross profit was impacted by the reduction of revenue and improved margins.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the first quarter of 2009 was $975,939 compared with $891,125 for the same period in 2008, an increase of $84,814. Included in the increase were: salary and wages of $92,471, expanded facility costs of $41,173 and sales and marketing expenses of $36,041.  These increases were offset by savings of $62,866 from consulting fees and insurance costs of $28,921.  All other operating expenses increased $4,915 net.

Interest Income

Interest income for the quarter was $906 compared with $375 of interest income in the same period of 2008. The Company invests its excess cash in a money market account. As of March 31, 2009 the interest rate was 0.50%.

Interest Expense and Amortization

Interest expense and amortization for the current quarter was $1,053,048 compared with $845,474 in the same period of 2008. Interest expense for the first quarter of 2009 was $3,513 on decreased borrowings as compared to $43,512 in the same period of 2008.  In the first quarter of 2009 we recognized non-cash amortization expense for warrants and options issued amounting to $1,049,535 compared to $203,644 in the first quarter of 2008.  The increase was due to the amount of new warrants issued as a result of the Master Restructuring Agreement signed on August 4, 2008.

Net loss

Net loss for the current quarter was $(1,883,724) compared to a net loss for the same period in 2008 of $(1,523,795).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2009 was $(1,883,724) or $(0.00) cents per share (basic and diluted), compared to a net loss of $(1,523,795) or $(0.07) cents per share (basic and diluted) for the same period in 2008.

In the first quarter of 2008, ,the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock. On August 4, 2008, all accrued dividends were settled for the issuance of 42,960,480 shares of common stock.

Financial Condition

Liquidity and Capital Resources

 The Company’s cash on hand and working capital as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Cash on hand	$426,455	$1,922,401

Working capital	$(208,095)	$626,293

The Company has purchased $23,309 in new fixed assets in the current quarter. Under current conditions the Company anticipates purchasing approximately $40,000 in additional fixed assets in 2009.

Net cash used in operating activities totaled $1,475,562 for the quarter ended March 31, 2009

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of March 31, 2009 was $250,254 net of an allowance of $23,081, an increase of $73,970 from year end.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the first quarter of 2009, the Company increased its inventory on hand by $218,317 to $1,104,668. The increase is due to the completion of the first containerized unit. The accounts payable balance as of March 31, 2009 was $342,774.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer have each concluded that, as of the end of such period, our disclosure controls and procedures are effective and provide reasonable assurance that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of Aduromed’s business.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2009.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured with in 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 6, 2009 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of Incorporation to increase the authorized common stock of the Company from 1,400,000,000 to 3,500,000,000 shares. Such amendment was approved by written consent of a majority of the Company’s security holders and became effective on April 21, 2009.

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

Registrant

ADUROMED INDUSTRIES, INC.

Date: May 12, 2009	Date: May 12, 2009
By: /s/Scott Grisanti	By: /s/ Kevin T. Dunphy
Scott Grisanti,	Kevin T. Dunphy
President and	Treasurer and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)