Form 10-Q
period 2009-06-30
MedClean Technologies, Inc.
filed 2009-08-04
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of August 3, 2009, 561,542,968 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

`

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND DECEMBER 31, 2008	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008	F4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008	F5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F6

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)
Current assets
Cash	$166,191	$1,922,401
Accounts receivable (net of $23,081 allowance)	154,579	176,284
Revenues in excess of billings	7,679	7,679
Inventory	1,307,915	886,351
Prepaid expenses	84,542	24,925
Total current assets	1,720,906	3,017,640

Property, plant and equipment, net	264,454	285,304

Long term deposits	38,260	38,260

Total assets	$2,023,620	$3,341,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$265,959	$653,785
Payroll Liabilities	223,374	390,857
Deferred revenue	142,475	136,691
Customer deposits	-	386,428
Billings in excess of revenue	1,506,888	620,639
Notes payable	208,797	202,947
Total current liabilities	2,347,493	2,391,347

Total liabilities	2,347,493	2,391,347

Stockholders' equity (deficit)
Common stock: $.0001 par value; 3,500,000,000 shares authorized; 561,542,968 shares issued and outstanding	56,154	56,154
Additional paid-in capital	24,266,657	20,988,502
Accumulated deficit	(24,646,684)	(20,094,799)
Total stockholders' equity (deficit)	(323,873)	949,857

Total liabilities and stockholders' equity (deficit)	$2,023,620	$3,341,204

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	June 30,
	2009	2008
Revenues
Contract revenues earned	$-	$330,739
Sales and service revenues	354,755	187,216
Total revenues	354,755	517,955

Cost of sales	225,965	333,484

Gross profit	128,790	184,471

Operating expenses
Salary and wages	1,995,716	362,899
General and administrative expenses	332,018	474,394
Depreciation expense	21,050	21,956
Total operating expenses	2,348,784	859,249

Loss from operations	(2,219,994)	(674,778)

Other income and expenses
Interest income	38	239
Interest expense	(448,203)	(836,081)
Total other income and expenses	(448,165)	(835,842)

Net loss before income taxes	(2,668,159)	(1,510,620)

Provision for income tax benefit	-	-

Net loss	$(2,668,159)	$(1,510,620)

Basic and diluted net loss per common share	$-	$(0.07)

Weighted average common shares outstanding	561,542,968	22,015,101

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six months ended
	June 30,
	2009	2008
Revenues
Contract revenues earned	$-	$854,223
Sales and service revenues	772,182	351,758
Total revenues	772,182	1,205,981

Cost of sales	499,037	809,082

Gross profit	273,145	396,899

Operating expenses
Salaries and wages	3,063,579	801,362
General and administrative expenses	821,536	972,319
Depreciation expense	44,159	44,315
Total operating expenses	3,929,274	1,817,996

Loss from operations	(3,656,129)	(1,421,097)

Other income and expenses
Interest income	944	614
Interest expense	(896,700)	(1,613,932)
Total other income and expenses	(895,756)	(1,613,318)

Net loss before income taxes	(4,551,885)	(3,034,415)

Provision for income tax benefit	-	-

Net loss	$(4,551,885)	$(3,034,415)

Basic and diluted net loss per common share	$(0.01)	$(0.15)

Weighted average common shares outstanding	561,542,968	21,895,940

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,551,885)	$(3,034,415)
Adjustments to reconcile net loss to
net cash used in operations:
Stocks, Warrants and options issued for services	3,278,155	1,732,698
Depreciation expense	44,159	44,315
Disposal of Fixed Assets	-	6,578
Changes in operating assets and liabilities:
Accounts receivable	21,705	683,642
Revenues in excess of billings	-	(55,535)
Inventory	(421,564)	269,840
Prepaid expenses	(59,617)	55,350
Accounts payable and accrued liabilities	(555,309)	99,442
Deferred revenue	5,784	(87,689)
Billings in excess of revenue	886,249	(368,197)
Interest on notes payable	5,850	5,850
Customer deposits	(386,428)	-
Dividends payable	-	210,000
Net cash used in operating activities	(1,732,901)	(438,121)

Cash flows from investing activities:
Purchase of fixed assets	(23,309)	-
Net cash used in investing activities	(23,309)	-

Cash flows from financing activities:
Repayments of notes payable	-	(52,519)
Issuance of note payable	-	300,000
Increase in line of credit	-	50,000
Net cash provided by financing activities	-	297,481

Decrease in cash and cash equivalents	(1,756,210)	(140,640)

Cash and cash equivalents, beginning of period	1,922,401	212,215
Cash and cash equivalents, end of period	$166,191	$71,575

Supplemental disclosures of cash flow information:
Cash paid for interest	$883	$77,131
Supplemental disclosures of non-cash investing and financing activities:
Accrual of preferred stock dividends	$-	$210,000

See Notes to Consolidated Financial Statements

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets of MedClean Technologies Inc., and subsidiaries (“MedClean”, the “Company”, “MTI”) as of June 30, 2009 and December 31, 2008, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 have been prepared by the Company without audit. In the opinion of management, the information contained herein reflects all adjustments necessary to make the presentation of the Company’s condensed financial position, results of operations and cash flows not misleading.  All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated financial statements do not contain all of the information and disclosures required by accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 24, 2009 and amended on April 17, 2009.

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

The Company has available cash and cash equivalents of approximately $166,191 at June 30, 2009 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

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

EARNINGS (LOSS) PER COMMON SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the period ending June 30, 2009 and 2008 amounting to 953,435,058 and 43,943,271 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the period ending June 30, 2008 amounting to 22,043,862 of both classes of Preferred stock were not included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(4,551,885)	$(3,034,415)	$(2,668,159)	$(1,510,620)
Dividend payable to preferred stockholders	-	(210,000)	-	(105,000)
Net loss to common stockholders	$(4,551,885)	$(3,244,415)	$(2,668,159)	$(1,615,620)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	561,542,968	21,895,940	561,542,968	22,015,101

Basic and diluted EPS (LPS)	$(0.01)	$(0.15)	$(0.00)	$(0.07)

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2009, the Company has no cash balances on deposit in any one account with a financial institution in excess of the federally insured limits.

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

DEPENDENCE ON PRINCIPAL CUSTOMER

For 2009 and going forward, we do not anticipate that the loss of any one customer will have a significant adverse impact on our business.

ACCOUNTS RECEIVABLE

The Company maintains an accounts receivable ledger to track amounts due from individual customers. The Company continuously monitors the creditworthiness of its customers and has established an allowance for amounts that may be uncollectible in the future based on current economic conditions, historical payments and specific customer related collection issues. The allowance for bad debts was $23,081 as of June 30, 2009 and December 31, 2008.

PROPERTY, PLANT AND EQUIPMENT

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Office Furniture	164,525	164,525
Computers and Accessories	212,017	206,091
Leasehold Improvements	135,380	117,997
	511,922	488,613
Accumulated Depreciation	247,468	203,309
	264,454	285,304

INVENTORY

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Component & spare parts	1,290,704	754,476
Consumables	17,211	21,234
Advance payments	-	110,641
Total inventory	1,307,915	886,351

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from direct sales of our mobile unit will be recognized as we ship units. The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At June 30, 2009 and December 31, 2008 the Company had $142,475 and $136,691 in deferred revenue from maintenance agreements.

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

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were seven and five outstanding contracts at June 30, 2009 and December 31, 2008, respectively.  The following table summarizes these outstanding contracts:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at June 30, 2009
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
280,000	-	210,000	-	210,000
966,069	-	676,249	-	676,249
3,934,827	1,670,933	3,170,142	7,679	1,506,888

Outstanding contracts at December 31, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
2,688,758	1,670,933	2,283,893	7,679	620,639

5.	NOTES PAYABLE

There is an outstanding note payable.  The note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of June 30, 2009 and December 31, 2008 the balance due was $208,797 and $202,947 respectively.

6.	COMMON STOCK

On April 22, 2009, we increased our authorized common shares to 3.5 billion shares pursuant to a vote of our majority stockholders.

On May 1, 2009, the Company issued options to purchase 461 million shares of MedClean’s common stock in consideration of employees accepting no and or reduced compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.004 per share.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

	Three Months Ended June 30,
	2009	2008
Expected life (years)	5	5
Expected volatility	255.30%	113.19%
Risk-free interest rate	1.98%	3.14
Dividend yield	—%	—%

The expected volatilities are based on the historical volatility of the Company’s common stock.  The observation is made on a daily basis.  The observation period covered is consistent with the expected life of the options.  The expected life of stock options is based on the minimum vesting period required.  The risk-free rate is consistent with the expected terms of the stock options and is based on the United States Federal Reserve data system yield curve in effect at the time of grant.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2009 and 2008, the stock compensation expenses were $1,783,636 and $43,750, respectively.

7.	SUBSEQUENT EVENT

As of the end of business on June 30, 2009, pursuant to its private offer to exchange all of the Company's existing Common Stock Purchase Warrants with Initial Exercise Dates between July 11, 2008 and August 29, 2008 ("Existing Warrants") for newly issued Common Stock Purchase Warrants with a new lower exercise price of $0.0075 per share, exercisable for one-half the original number of shares of our common stock, par value $0.0001 per share ("Common Stock"), and without a "cashless exercise" right exchanged 334,838,221 Existing Warrants for 167,419,111 common stock purchase warrants with an exercise price of $0.0075 per share and 28,000,000 common stock purchase warrants with an exercise price of $0.025 remain outstanding.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenue

Total revenue for the quarter ended June 30, 2009 was $354,755 compared with $517,955 for the same period in 2008, a reduction of $163,200 or 31.5%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts increased $167,539 or 89.5% in the current quarter to $354,755. The increase in revenue was attributable to increased billings for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

In the current quarter, we did not recognize any revenue from system installations. We are currently working on two contracts amounting to approximately $1,246,000. We expect to have these two contracts installed and recognize revenue in the third quarter of 2009. The remaining contracts in backlog have not yet been scheduled.

Gross Profit

The gross profit for the three months ended June 30, 2009 was $128,790 (36.3% of total revenue) compared with a gross margin of $184,471 (35.6% of total revenue) for the same three month period of 2008. Gross profit was impacted by the reduction of revenue and improved margins.

Operating Expenses

Total operating expenses for the three months ended June 30, 2009 was $2,348,784 compared with $859,249 for the same three month period in 2008, an increase of $1,489,535. In the three months ended June 30, 2009, we recognized non-cash amortization expense for stock options issued amounting to $1,738,636 compared to $43,750 in the same three month period of 2008.  The increase was due to the amount of new options issued in the quarter. On May 1, 2009, the Company issued options to purchase 461 million shares of MedClean’s common stock in consideration of employees accepting no and or reduced compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued with an exercise price of $0.004 per share. Additionally, certain employees and business consultants have agreed to no compensation and or reduced compensation for a specified period of time. This action among others to preserve cash has resulted in cash savings amounting to $107,069 in salaries and wages, $151,358 saving in professional fees, $40,011 in insurance costs and $20,325 in travel related costs. These savings were partially offset by expanded facilities costs of $45,975, outsourcing our Information Technology needs by $12,733 and all other operating expenses increased $9,704 net.

Interest Income

Interest income for the quarter was $38 compared with $239 of interest income in the same period of 2008.

Interest Expense and Amortization

Interest expense and amortization for the three month period ended June 30, 2009 was $448,203 compared with $836,081 in the same three month period of 2008. Interest expense for the three month period ended June 30, 2009, was $3,219 on decreased borrowings as compared to $52,593 in the same period of 2008. In the three months ended June 30, 2009, we recognized non-cash amortization expense amounting to $444,984 compared to $783,488 in the same three month period of 2008.  The decrease was due to the conversion of debt to common stock as a result of the Master Restructuring Agreement signed on August 4, 2008.

Net loss

Net loss for the current quarter was $(2,668,159) compared to a net loss for the same period in 2008 of $(1,510,620).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2009 was $(2,668,159) or $(0.00) cents per share (basic and diluted), compared to a net loss of $(1,615,620) or $(0.07) cents per share (basic and diluted) for the same period in 2008.

In the three months ended June 30, 2008, the Company accrued $105,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock. On August 4, 2008, all accrued dividends were settled for the issuance of 42,960,480 shares of common stock.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenue

Total revenue for the six months ended June 30, 2009 was $772,182 compared with $1,305,981 for the same six month period of 2008.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts more than doubled to $772,182 in the first six months of 2009. The increase in revenue was attributable to increased billings for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

For the first six months of 2009, we did not recognize any revenue from system installations. As previously mentioned we are currently working on two contracts amounting to approximately $1,246,000 which we expect to have these two contracts installed and recognize revenue in the third quarter of 2009. The remaining contracts in backlog have not yet been scheduled.

Orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Due to the size and off shore location of one active contract we have asked for and received milestone billings for 40% of the contact value at signing, 30% when the equipment is shipped to the customer and 30% upon completion of installation. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

The gross profit for the six months ended June 30, 2009 was $273,145 (35.4% of total revenue) compared with a gross profit of $396,899 (32.9% of total revenue) for the same six month period of 2008. Gross profit was impacted by reduced sales and improved margins.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the six month period ended June 30, 2009 were $3,929,274 compared with $1,817,996 for the same six month period of 2008, an increase of $2,111,278. In the six months ended June 30, 2009, we recognized non-cash amortization expense for stock options issued amounting to $2,388,187 compared to $111,372 in the same six month period of 2008.  The increase was due to the amount of new options issued in the period. On May 1, 2009, the Company issued options to purchase 461 million shares of MedClean’s common stock in consideration of employees accepting no and or reduced compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued with a strike price of $0.004 per share. Additionally, plans initiated to preserve cash have resulted in cash savings amounting to $202,975 of professional fees, insurance costs of 56,727 and travel related costs of $31,140.  These savings were partially offset by expanded facilities costs of $87,148 and increased marketing efforts of $40,201. All other operating costs decreased by a net $2,044.

Interest (Income) Expense

Interest income for the six months ended June 30, 2009 was $944 compared with $614 of interest income in the same six month period of 2008.

Interest expense and amortization for the six months ended June 30, 2009 was $896,700 compared with $1,613,932 in the same six month period of 2008. Interest expense for the six month period ending June 30, 2009 was $6,733 on decreased borrowings compared to $96,106 of interest expense in the same six months period of 2008.  In the six month period ending June 30, 2009 we recognized non-cash amortization expense for warrants issued amounting to $889,967 compared to $1,517,826 in the same six month period of 2008. The decrease was due to conversion of debt to common stock as a result of the Master Restructuring Agreement signed on August 4, 2008.

Net loss

Net loss for the six months ended June 30, 2009 was $(4,551,885) compared to a net loss for the same six month period in 2008 of $(3,034,415).

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for this period of 2009 was $(4,551,885) or $(0.01) cents per share (basic and diluted), compared to a net loss of $(3,244,415) or $(0.07) cents per share (basic and diluted) for the same period in 2008.

During the six months ended June 30, 2008, the Company accrued $210,000 in dividends with an interest rate of 6% on $7,000,000, the total value received for both series A and B preferred stock. On August 4, 2008, all accrued dividends were settled for the issuance of 42,960,480 shares of common stock.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Cash on hand	$166,191	$1,922,401

Working capital	$(626,587)	$626,293

The Company has purchased $23,309 in new fixed assets in the first six months of 2009. Under current conditions the Company anticipates purchasing approximately $10,000 in additional fixed assets in 2009.

Net cash used in operating activities totaled $1,732,901 for the six months ended June 30, 2009

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of June 30, 2009 was $154,579 net of an allowance of $23,081, a decrease of $21,705 from year end.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the six months ended June 30, 2009, the Company increased its inventory on hand by $421,564 to $1,307,915. The increase is due to the completion of the first containerized unit and component parts which has shipped to the intended site but was not installed by June 30, 2009. The accounts payable balance as of June 30, 2009 was $265,959.

To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

As of the six month period ended June 30, 2009 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1: Legal Proceedings.

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of MedClean’s business.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2009.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 15, 2009 the Company distributed to its security holders an Information Statement on Schedule 14C regarding an amendment to the Company’s Certificate of  Incorporation to effectuate a reverse stock split on the Company’s common stock in a ratio to be approved by the board of directors of up to 200:1. Such amendment was approved by written consent of a majority of the Company’s security holders.

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

Registrant

MEDCLEAN TECHNOLOGIES, INC.

Date: August 4, 2009	Date: August 4, 2009
By: /s/ Scott Grisanti	By: /s/ Kevin T. Dunphy
Scott Grisanti,	Kevin T. Dunphy
President and	Treasurer and
Chief Executive Officer	and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)