Form 10-Q
period 2009-09-30
MedClean Technologies, Inc.
filed 2009-11-09
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009, 561,542,968 shares of the issuer’s common stock (par value $0.0001 per share) were outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008	F2

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	F3

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008	F4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F5

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets
Cash	$249,225	$1,922,401
Accounts receivable, net of $15,589 and $23,081 allowance as of September 30, 2009 and December 31, 2008, respectively	265,809	176,284
Revenues in excess of billings	7,679	7,679
Inventory	838,538	886,351
Prepaid expenses	42,717	24,925
Total current assets:	1,403,968	3,017,640

Property, plant and equipment, net	243,455	285,304

Other assets
Deposits	38,260	38,260

Total assets	$1,685,683	3,341,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$241,882	$653,785
Payroll liabilities	244,381	390,857
Deferred revenue	230,648	136,691
Customer deposits	87,520	386,428
Billings in excess of revenue	618,673	620,639
Notes payable	211,722	202,947
Total current liabilities:	1,634,826	2,391,347

Stockholders' equity
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 561,542,968 shares issued and outstanding as of September 30, 2009 and December 31, 2008	56,154	56,154
Additional paid in capital	24,302,081	20,988,502
Accumulated deficit	(24,307,378)	(20,094,799)
Total stockholders' equity:	50,857	949,857

Total liabilities and stockholders' equity	$1,685,683	$3,341,204

See the accompanying notes to the unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Contract revenues earned	$1,229,361	$571,243	$1,229,361	$1,425,466
Sales and service revenues	326,931	177,515	1,099,113	529,273
Total revenues	1,556,292	748,758	2,328,474	1,954,739

Cost of sales	642,043	482,239	1,141,080	1,291,321

Gross profit	914,249	266,519	1,187,394	663,418

Operating expenses
Salaries and wages	250,768	339,227	3,314,347	1,029,217

General and administrative expenses	299,811	1,015,049	1,121,347	2,098,740
Depreciation	20,998	19,585	65,157	63,900
Total operating expenses	571,577	1,373,861	4,500,851	3,191,857

Income (loss) from operations	342,672	(1,107,342)	(3,313,457)	(2,528,439)

Other income and expenses
Interest and other income	-	40,290	944	40,904
Interest expense	(3,366)	(253,324)	(900,066)	(1,867,256)

Net Income (loss) before income taxes	339,306	(1,320,376)	(4,212,579)	(4,354,791)

Provision for income taxes (benefit)	-	-	-	-

Net income (loss)	$339,306	$(1,320,376)	$(4,212,579)	$(4,354,791)

Income (loss) per common share, basic	$0.00	$(0.00)	$(0.01)	$(0.03)

Income (loss) per common share, fully diluted	$0.00	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares outstanding, basic	561,542,968	336,645,470	561,542,968	127,553,445

Weighted average common shares outstanding, fully diluted	561,542,968	336,645,470	561,542,968	127,553,445

See the accompanying notes to the unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,212,579)	$(4,354,791)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	65,157	63,900
Fair value of common stock, options and warrants issued for services rendered	3,313,579	1,693,261
Common stock issued in settlement of preferred dividends and liquidated damages		598,577
Common stock issued in settlement of debt		1,159,733
Loss on disposal of fixed assets		22,249
(Increase) decrease in:
Accounts receivable	(89,525)	411,812
Revenues in excess of billings		(7,679)
Inventory	47,813	305,932
Prepaid expenses	(17,792)	55,350
Increase (decrease) in:
Accounts payable and accrued liabilities	(549,604)	(270,850)
Deferred revenue	93,957	(79,796)
Customer deposits	(298,908)	-
Billings in excess of revenue	(1,966)	(636,371)
Dividend payable	-	(864,013)
Net cash used in operating activities	(1,649,868)	(1,902,686)

Cash flows from investing activities:
Purchase of equipment	(23,308)	(7,307)
Net cash used in investing activities	(23,308)	(7,307)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	350,000
Repayments of notes payable	-	(418,985)
Proceeds from sale of common stock	-	4,946,000
Cost of insurance of preferred stock and warrants	-	(85,500)
Net cash provided by financing activities	-	4,791,515

(Decrease) increase in cash and cash equivalents	(1,673,176)	2,881,522

Cash and cash equivalents, beginning of period	1,922,401	212,215

Cash and cash equivalents, end of period	$249,225	$3,093,737

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,324	$94,903
Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$1,225,000
Accrual of preferred stock dividends	-	210,000
Common stock issued in settlement of preferred stock dividends	-	383,577
Common stock issued in settlement of liquidated damages	-	215,000

See the accompanying notes to the unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of MedClean Technologies, Inc. and subsidiaries, (“MedClean” or the “Company” or “MTI”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three and nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 24, 2009 and amended on April 17, 2009.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $15,589 and $23,081 as of September 30, 2009 and December 31, 2008, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Prior to 2009 the Company recognized revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method was used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it was at least reasonably possible that the estimates used will change within the near term. Prior to 2009, the Company has billed 25% of the contract at signing, 50% upon delivery of components, and the final 25% upon completion of installation and start-up. Beginning in 2009 the Company will recognize revenues upon completion of the system installation for system installed inside a health care facility.  Clients will be invoiced 60% of the contracts at signing, 20% upon delivery of components, and the final 20% upon completion of installation and start-up.

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

Revenues from direct sales of our On-Demand container unit are recognized as the Company ships units. The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At September 30, 2009 and December 31, 2008 the Company had $230,648 and $136,691 in deferred revenue from maintenance agreements. There are no sales of container units for the nine months ended September 30, 2009 and 2008.

Revenues from the sale of accessories and repairs and replacement parts are recognized when shipped to the customer in accordance with a valid contract or order agreement. The contract or order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

Revenues and cost from multi-year rental contracts on our mobile unit will be recognized ratably over the life of the rental contract.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment information

Accounting Standards Codification (“ASC”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of our reportable operating segment as provided in accordance with ASC. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

Fair Value of Financial Instruments

ASC requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2009, the Company has no cash balances on deposit in any one account with a financial institution in excess of the federally insured limits.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Control by principal stockholders

The directors, executive officers, participants in the Master Restructuring Agreement and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and participants in the Master Restructuring Agreement and their affiliates or related parties, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

Dependence on principal customer

For 2009 and going forward, we do not anticipate that the loss of any one customer will have a significant adverse impact on our business.

Property, plant and equipment

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Office Furniture	$164,525	$164,525
Computers and Accessories	212,017	206,091
Leasehold Improvements	135,380	117,997
	511,922	488,613
Accumulated Depreciation	268,467	203,309
	$243,455	$285,304

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Component & spare parts	$786,052	$754,476
Consumables	52,486	21,234
Advance payments	0	110,641
Total inventory	$838,538	$886,351

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the three-month and nine-month periods ending September 30, 2009 and 2008 amounting to 619,096,836 and 43,943,271 respectively were not included in the calculation for net loss per common share because it would be antidilutive or exceeded the average market price of the Company’s common stock for period.

Outstanding Preferred A and B class of stock nor the common stock equivalents associated with the conversion feature for the periods ending September 30, 2008 amounting to 22,043,862 of both classes of Preferred stock were neither included in the calculation for net loss per common share as it would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net income (loss) per statement of operations	$(4,212,579)	$(4,354,791)	$339,306	$(1,320,376)
Dividend payable to preferred stockholders	-	(210,000)	-
Net income (loss) to common stockholders	$(4,212,579)	$(4,564,791)	$339,306	$(1,320,376)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	561,542,968	127,553,445	561,542,968	336,645,470

Basic and diluted EPS (LPS)	$(0.01)	$(0.03)	$0.00	$(0.00)

For the three month period ended September 30, 2009, the Company did not consider 247,156,997 warrants and 503,388,594 vested options in the dilutive earnings per share due to the related strike price exceeded the applicable market price of the Company’s common stock.

Recent Accounting Pronouncements

 With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 - GOING CONCERN MATTERS

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

The Company has available cash and cash equivalents of approximately $249,225 at September 30, 2009 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 2 – CONTRACTS IN PROCESS

The Company enters into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at September 30, 2009 and December 31, 2008.  The following table summarizes these outstanding contracts:

Contract	Revenue	Amounts	Revenues in	Billings in excess
Amount	Recognized	Billed	excess of Billings	of Revenues
Outstanding contracts at September 30, 2009
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
2,129,164	1,142,507	1,753,501	7,679	706,193

Outstanding contracts at December 31, 2008
1,327,930	949,221	1,327,930	-	378,709
231,257	29,347	21,668	7,679	-
287,029	163,939	215,271	-	51,332
282,948	-	188,632	-	188,632
559,594	528,426	530,392	-	1,966
2,688,758	1,670,933	2,283,893	7,679	620,639

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 3 – NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of September 30, 2009 and December 31, 2008 the balance due was $211,722 and $202,947 respectively.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, with a $0.0001 par value per share as of April 22, 2009 as approved by the majority of the Company stockholders. Prior to the April 22, 2009 share increase, the Company was authorized to issue 1,400,000,000 shares of common stock with a $0.0001 par value per share. In addition, the Company is authorized to issue 60,000,000 shares of preferred stock with a $0.0001 par value per share.

As of September 30, 2009 and December 31, 2008, the Company has 561,542,968 shares of common stock and no preferred stock issued and outstanding.

NOTE 5 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	47,397,500	3.83	$0.0040	47,397,500	$0.0040
0.0075	167,419,111	3.85	0.0075	167,419,111	0.0075
0.0250	28,000,000	3.85	0.0250	28,000,000	0.0250
0.0900	600,000	3.46	0.0900	600,000	0.0900
0.2400	100,000	2.74	0.2400	100,000	0.2400
0.3788	2,204,386	1.32	0.3788	2,204,386	0.3788
0.5571	1,436,000	0.84	0.5571	1,436,000	0.5571
Total	247,156,997	3.81	$0.0156	247,156,997	$0.0128

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5 – WARRANTS AND OPTIONS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	32,476,672	$0.3585
Granted	503,570,577
Exercised	(93,861,853)
Canceled or expired	(27,609,286)
Outstanding at December 31, 2008	414,576,110	0.0265
Granted	167,419,113
Exercised
Canceled or expired	(334,838,226)
Outstanding at September 30, 2009	247,156,997	$0.0156

On June 30, 2009, pursuant to its private offer to exchange all of the Company's existing Common Stock Purchase Warrants with Initial Exercise Dates between July 11, 2008 and August 29, 2008 ("Existing Warrants") for newly issued Common Stock Purchase Warrants with a new lower exercise price of $0.0075 per share, exercisable for one-half the original number of shares of our common stock, par value $0.0001 per share ("Common Stock"), and without a "cashless exercise" right, the Company exchanged 334,838,226 Existing Warrants for 167,419,113 common stock purchase warrants with an exercise price of $0.0075 per share and 28,000,000 common stock purchase warrants with an exercise price of $0.025 remain outstanding.  The fair value of the newly issued common stock warrants, determined using the Black-Scholes Option Pricing Model did not exceed the fair value of the existing warrants at the time of the exchange.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.004	539,358,950	4.63	$0.004	503,388,594	$0.004
Total	539,358,950	4.63	$0.004	503,388,594	$0.004

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5 – WARRANTS AND OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	11,531,315	$0.098
Granted	71,634,000	$
Exercised	—
Canceled or expired	(4,806,365)
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	461,000,000
Exercised	-	-
Canceled or expired
Outstanding at September 30, 2009:	539,358,950	$0.004

On May 1, 2009, the Company issued options to purchase 461,000,000 shares of the Company’s common stock in consideration of employees accepting  no and or reduced compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.004 per share.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	255.30%
Risk-free interest rate	1.98%
Dividend yield	—%

During the nine-month period ended September 30, 2009, the Company re-priced certain employee options initially with exercise prices from $0.05 to $0.557 to $0.004 per share with other terms remaining the same.  The fair value of the fully vested re-priced options was charged to current period operations.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	255.30%
Risk free rate:	1.98%

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 5 – WARRANTS AND OPTIONS (continued)

During the nine months ended September 30, 2009 and 2008, the stock compensation expenses were $3,313,579 and $1,693,261, respectively.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted certain provisions of FASB ASC Topic 820 to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2009, the Company’s cash and cash equivalents of $249,225 were valued using quoted prices generated by market transactions involving identical assets, or Level 1 assets as defined under FASB ASC Topic 820.

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” which require disclosures about the fair value of financial instruments in interim as well as annual financial statements. The following table summarizes the carrying amount and fair value of the Company’s financial instruments as of September 30, 2009:

	September 30, 2009
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$249,225	$249,225
Accounts receivable, net	265,809	265,809
Accounts payable and accrued liabilities	241,882	241,882
	$756,916	$756,916

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenue

Total revenue for the quarter ended September 30, 2009 was $1,556,292 compared with $748,758 for the same period in 2008, an increase of $807,534 or 107.8%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts increased $149,416 or 84% in the current quarter to $326,931. The increase in revenue was attributable to increased billings for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

In the current quarter, we recognized revenue from two system installations with revenues of $1,213,069 and $16,291 from the balance of a system install. The remaining contracts in backlog have not yet been scheduled.

Gross Profit

The gross profit for the three months ended September 30, 2009 was $914,249 (58.7% of total revenue) compared with a gross profit of $266,519 (35.6% of total revenue) for the same three month period of 2008.

In 2009, we introduced a revised sale pricing structure for our products with higher gross profit margins as compared to prior years.  In this period we recognized revenue on two system sales under this new pricing structure and our gross profit margins increased from 35.6% to 58.7%, or a 65% increase.  In addition, by carefully managing the business we have been able to ensure that we are invoicing for all services preformed and therefore, have been able to increase our total gross profit and revenue from the comparable period, last year.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three months ended September 30, 2009 was $571,577 compared with $1,373,861 for the same three month period in 2008, a decrease of $802,284. In the three months ended September 30, 2008, we recognized non-cash equity based compensation to service providers and employee of $785,000 as compared to $35,424 recorded as equity based compensation for the three months ended September 30, 2009

Interest and Other Income

Interest income for the three month period ended September 30, 2009 was $-0- compared to $7,515 for the same period, last year. In 2008, we recorded a onetime gain of $32,775 in other income during the period. The Company invests its excess cash in a money market account.

Interest expense

 Interest expense and amortization for the three month period ended September 30, 2009 was $3,366 compared with $253,324 in the same three month period of 2008. In the three months ended September 30, 2009, we recognized non-cash amortization expense amounting to $-0- compared to $246,352 in the same three month period of 2008.  The decrease was due to the conversion of debt to common stock as a result of the Master Restructuring Agreement signed on August 4, 2008.

Net Income (loss)

Net income for the current quarter was $339,306 compared to a net loss for the same period in 2008 of $(1,320,376).

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenue

Total revenue for the nine months ended September 30, 2009 was $2,328,474 compared with $1,954,739 for the same nine month period of 2008, an increase of $373,735 or 19.1%

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts more than doubled to $1,099,113 in the first nine months of 2009. The increase in revenue was attributable to increased billings for goods and services from an increased install base of hospitals that have previously purchased our MedClean system.

For the first nine months of 2009, we recognized revenue from two system installations totally $1,213,069 and $16,291 from the balance of a system install. The remaining contracts in backlog have not yet been scheduled.

Orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Consumables and component parts are billed when shipped and service contracts are invoiced at the start of the service period and revenue is pro-rated over the life of the contract.

Gross Profit

The gross profit for the nine months ended September 30, 2009 was $1,187,394 (51.0% of total revenue) compared with a gross profit of $663,418 (33.9% of total revenue) for the same nine month period of 2008.

In 2009, we introduced a revised sale pricing structure for our products with higher gross profit margins as compared to prior years.  As such, our gross profit margins increased from 33.9% to 51.0%, or a 50.4% increase.  In addition, our total gross profit increased due to our increase in revenue from the comparable period, last year.

The components of costs of revenues for products include direct materials, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the nine month period ended September 30, 2009 were $4,500,851 compared with $3,191,857 for the same nine month period of 2008, an increase of $1,308,994. In the nine months ended September 30, 2009, we recognized non-cash equity based compensation expense amounting to $3,313,579 compared to $1,693,261 in the same nine month period of 2008.  The increase was due to the amount of new options issued in the period. On May 1, 2009, the Company issued options to purchase 461 million shares of MedClean’s common stock in consideration of employees accepting no and or reduced compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued with a strike price of $0.004 per share.

Interest and Other Income

Interest income for the nine month period ended September 30, 2009 was $944 compared to $8,128 for the same period, last year. In 2008, we recorded a onetime gain of $32,775 in other income during the period. The Company invests its excess cash in a money market account.

Interest Expense

Interest expense for the nine months ended September 30, 2009 was $900,066 compared with $1,867,256 of interest income in the same nine month period of 2008.

In the nine month period ending September 30, 2009 we recognized non-cash amortization expense for warrants issued amounting to $889,967 compared to $1,764,178 in the same nine month period of 2008. The decrease was due to conversion of debt to common stock as a result of the Master Restructuring Agreement signed on August 4, 2008.

Net loss

Net loss for the nine months ended September 30, 2009 was $(4,212.579) compared to a net loss for the same nine month period in 2008 of $(4,354,791).

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Cash on hand	$249,225	$1,922,401

Working capital	$(230,858)	$626,293

The Company has purchased $23,308 in new fixed assets in the first nine months of 2009. Under current conditions the Company anticipates purchasing approximately $10,000 in additional fixed assets in 2009.

Net cash used in operating activities totaled $1,649,868 for the nine months ended September 30, 2009.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of September 30, 2009 was $265,809 net of an allowance of $15,589, an increase of $89,525 from year end.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the nine months ended September 30, 2009, the Company decreased its inventory on hand by $47,813 to $838,538.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

As of the nine month period ended September 30, 2009 covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

The Company has no pending legal proceedings. From time to time, it may be involved in various claims, lawsuits or disputes with third parties, and actions involving allegations of breach of contract incidental to the normal business operations of the Company’s business.

Item 1A: Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2009.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding 5 percent of its total assets.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to security holders of the Company during the period covered by this report.

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

Registrant

MEDCLEAN TECHNOLOGIES, INC.

Date: November 9, 2009	Date: November 9, 2009
By: /s/ Scott Grisanti	By: /s/ Cheryl Kaine Sadowski
Scott Grisanti,	Cheryl Kaine Sadowski
President and	Treasurer and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)