Form 10-K
period 2009-12-31
MedClean Technologies, Inc.
filed 2010-03-03
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE:

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on February 26, 2010 was $12,258,301.

As of February 28, 2010 the issuer has one class of common equity, and the number of shares outstanding of such common equity is 686,376,388.
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

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
Item1A.	Risk Factors	12
Item1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II		16
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 8.	Financial Statements and Supplementary Data	23
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item9A.	Controls and Procedures	24
Item9B.	Other Information	24

PART III
Item10.	Directors, Executive Officers and Corporate Governance	25
Item11.	Executive Compensation	27
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item13.	Certain Relationships and Related Transactions and Director Independence	33

PART IV
Item14.	Principal Accountant Fees and Services	33
Item15.	Exhibits, Financial Statement Schedules	34

SIGNATURES		37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.  Business.

Background

BUSINESS DEVELOPMENT

Effective January 2, 2009, the issuer (“MCLN” or “Company”) changed its corporate name from Aduromed Industries, Inc. (“AII”) to MedClean Technologies, Inc. Also effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation (“Aduromed”), with and into the Company.

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

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in MCLN. Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

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

During the three years prior to the consummation of the Merger, MCLN had no material assets.

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

BUSINESS OF THE COMPANY

General.

MCLN is in the business of providing solutions for managing medical waste on site including designing, selling, installing and servicing on site (i.e. "in-situ") turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies.

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

The AutoTouch® control panel and software are proprietary properties of the Company and unique within the industry.

The MedClean Series System is offered in three configurations:

•	Container (modified 40/45/53’ x9’ metal shipping container)

•	Mobile (container as trailer)

•	Fixed (traditional installation within the facility)

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

The mobile System can be operated as a true tractor-pulled mobile unit servicing the needs of several hospitals within a prescribed geographic area and also has the same utility umbilical cord feature.  This System configuration now expands MCLN’s key target market, affording it the opportunity to service smaller hospitals that produce lower volumes of regulated medical waste on an individual basis but in the aggregate have sufficient volume to support the investment.

The fixed System, MCLN’s “traditional” custom installed technology, is still available for those prospective clients who wish not to choose a containerized System.

Both the container and mobile Systems can be configured with on-board steam and/or electrical generators to further simplify installation and access to utilities.

The Company’s product line is now reflected in the following model designations with associated annual medical waste volume processing capacities (based on 12 hour day/6 days/week):

Container / Mobile
MC 4200 MC 4300	Up to 300,000 lbs. Up to 600,000 lbs.
MC 4400	Up to 800,000 lbs.
MC 4500	Up to 1.0 mm lbs.

MedClean 4000 Series (4’ wide autoclave)
MC 4200 (2 cart) MC 4300 (3 cart)	Up to 300,000 lbs. Up to 600,000 lbs.
MC 4400 (4 cart)	Up to 800,000 lbs.
MC 4500 (5 cart)	Up to 1.0 mm lbs.

MedClean 5000 Series (5’ wide autoclave)
MC 5300 (3 cart)	Up to 940,000 lbs.
MC 5400 (4 cart)	Up to 1.25 mm lbs.
MC 5500 (5 cart)	Up to 1.56 mm lbs.

The Company also sells consumable items including custom manufactured high temperature cart liners, deodorizers and autoclave validation test kits.  These items, along with a long list of other components such as printer paper, printer ribbon, autoclave gaskets and replacement cart wheels are ordered on a monthly or quarterly basis by our clients to ensure proper operation.  Annual revenue generated from consumable items and services typically represents 5% to 10% of the original capital cost.

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
*MedClean “appliance” or alternative.

The Company traditionally addressed the LQG segment – Very Large Hospitals >400 beds.  The Company’s new container/mobile system configurations coupled with the new MC 4200 configuration will address opportunities in the lower end of the LQG market segment (100 – 250 beds).  Additionally, the Company is considering product line extensions through technology licensing and/or reseller agreements to provide its field sales force and agent network with a solution to penetrate this target rich environment.

For SQGs there has been no realistic alternative to hauling, and any on-site solutions have been too expensive or inefficient.  Because of this, the SQG segment represents an excellent opportunity for the Company’s MedClean Appliance or for licensing and/or resale of an existing validated technology.

The current US medical waste market is estimated to be $2.0 billion (3.1 billion pounds) annually.  Another estimated $2.0 billion dollars exists in confidential document destruction annually as well in this market.

The Company’s current and pending installations, both domestically and internationally, total 35 locations.

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

•
RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 ("RCRA"). RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. RMW is currently considered non-hazardous solid wastes under RCRA. However, some substances collected by some of MedClean’s customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

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

Among the Company's competitors are Stericycle, Inc., San-I-Pak, Tempico Inc., Bondtech Corporation, and Red Bag Solutions, Inc.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Generally, access to raw materials and third party fabricators for the MedClean® Systems is available from multiple sources that allow the Company flexibility of choice.

The various specifically configured equipment components of the systems are generally supplied by the following principal suppliers:

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

Company Partnerships

During the past year, the Company has focused significant time and effort on developing partnerships with organizations that provide outsourced, non-clinical managed services to hospitals.  These organizations often have long term relationships with hospitals being targeted by the Company.  The company is a member of MedAssets, MedAssets provides services to improve healthcare providers’ operating margins and cash flow delivering the potential to increase a typical health systems’ net patient revenue by 1-3% and decrease supply expense by 3-10%.  There are no contracted volume minimums or maximums as part of the MedAssets relationship. The Company continues to have informal relationships with several other key market players.  These relationships change from time to time.

Employees

As of February 17, 2010 the Company had 5 full time employees, two full time consultants and three contracted sales agents.  The company utilizes third party contractors (7 to 10 different organizations) for certain service engagements as well as for sales lead generation (up to 12 to 14 external sales representatives).  We believe through our formal and informal agreements the Company is well positioned to manage future business requirements.

Item 1A.  Risk Factors.

Business Risks

We have a history of losses

To date, we have been unable to generate revenue sufficient to be profitable. The Company had a net loss of $(5,368,515), or $(0.01) per share, for the fiscal year ended December 31, 2009, compared to a net loss of $(7,829,999), or $(0.03) per share, for the fiscal year ended December 31, 2008. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, might not sustain such profitability.

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

The Company regards certain aspects of its products, processes, services and technology as proprietary. The Company has registered four of its trademarks with the United States Patent and Trademark Office, Aduromed®, MedClean®, AutoTouch® and Quiet Cart®. On November 24, 2008, the Company filed a patent application, entitled "Containerized Medical Waste Treatment System and Related Method," which focuses on the design and configuration of the Company's new standard, containerized MedClean Systems. That same patent application also aims to protect the sterilization protocol/process applied to the medical waste.  The Company believes the sterilization protocol provides a competitive advantage in the form of efficacious waste treatment within an efficient process cycle time.  Other than these patent filings, the Company does not have nor does it intend to apply for patent protection with respect to the  technology encompassed by its present Systems. The Company requires all of its employees to sign Confidentiality and Non-Disclosure Agreements that prohibit the dissemination or use of the Company’s know-how and technology other than in the legitimate performance of the employee’s duties. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary rights of others, both in the United States and abroad. The Company may apply in the future for patent protection for uses, processes, products and systems that it develops. Any future patent for which the Company applies may not be issued; any existing contractual non-disclosures obligations may be challenged, invalidated or circumvented; third parties might infringe or misappropriate our proprietary rights; and third parties might independently develop similar products, services and technology. The Company may incur substantial costs in asserting or defending any breach of contract or infringement suits or in asserting any license rights, including those granted by third parties, the expenditure of which the Company might not be able to afford. An adverse determination could subject the Company to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or require it to develop appropriate alternative technology. Such licenses might not be available on acceptable terms or at all, and the Company might not develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company's business and profitability.

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

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of our securities because of factors unrelated to the operating performance of, or announcements concerning, the issuers of the affected stock, and especially for stock traded on the OTC Bulletin Board.  In the last 52 week period, the Common Stock traded on the OTC Bulletin Board from a high closing price of $0.076 to a low of $0.001 per share. See "Market for our Common Stock." General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or to us in the future could adversely affect the price of the common stock. With the low price of our Common Stock, any securities placement by us would be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of February 19, 2010, the closing price for our Common Stock was $0.0205 per share and therefore, it is designated a "Penny Stock." As a Penny Stock, our Common Stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

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

On November 1, 2008, the Company commenced leasing a four office suite in Scotch Plains, NY for $3,710 per month for 12 twelve months.  On October 31, 2009, the Company terminated this lease.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Calendar Quarter Ended:

	High	Low
2009
March 31	$0.026	$0.002
June 30	0.009	0.002
September 30	0.002	0.001
December 31	0.044	0.001

2008
March 31	$0.25	$0.09
June 30	0.10	0.03
September 30	0.22	0.04
December 31	0.25	0.02

As of February 22, 2010 the Company had 1,378 stockholders of record.

Recent Issuances Involving Unregistered Securities

During 2009, we issued 93,260,439 shares of common stock were issued as a result of warrant and option conversions.

In December 2009, we issued an aggregate of 20,621,282 shares of its common stock for services rendered.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The Company is including the following cautionary statement in this Annual  Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company including its former wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us and continuing good relations with MedAssets . We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

Total revenue for 2009 was $2,547,006 compared with $2,098,067 for 2008. Of the revenue increase of $448,939 or 21.4%, $507,935 was attributable to an increase of revenues derived from sales of our MedClean system, which was partially offset by a $58,996 decrease for the sale of consumables, component parts and service contracts. Contract backlog as of December 31, 2009 was $657,673.

Revenues from our MedClean system for 2009 were $1,245,411 compared to $737,476 in 2008, an increase of $507,935. The increased revenue was attributable to new contracts in 2008 executed in 2009 and our ability to accelerate system installations into the second half of 2009 on existing contracts in backlog.

Revenues derived from the sale of consumables, component parts and service contracts decreased to $1,301,595 compared to $1,360,591 in the prior year. The revenue was attributable to orders for goods and services from a consistent install base of hospitals that have previously purchased our MedClean system.

Historically, orders for the MedClean system are contracted by purchase order and are billed in 3 increments. Typically, clients are invoiced on contract signing, delivery of components, and completion of installation and start-up.

Revenues derived from the sale of units may continue to fluctuate dramatically from period to period due to several factors including; the length of the sales cycle with any given customer, current and future market conditions with regard to financing programs available to customers, and our ability to focus and execute new acquisition options.  The Company expects to add rental and per pound usage acquisition options to our currently available one-time purchase and leasing programs.  These new programs will be focused on generating recurring revenue in an effort to add predictability to our future revenue generation.

Gross Profit

The gross profit for 2009 was $1,281,442 (50.3% of total revenue) compared with a gross profit in 2008 of $389,819 (18.6% of total revenue).

In 2009, we introduced a revised sale pricing structure for our products with higher gross profit margins as compared to prior years.  As such, our gross profit margins increased from 18.6% to 50.3%, or a 170% increase.  In addition, our total gross profit increased due to our increase in revenue from the comparable period, last year. By carefully managing the business we have been able to ensure that we are invoicing for all services performed and therefore, have been able to increase our total gross profit and revenue as compared to the prior year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2009 was $6,637,130 compared with $5,076,944 for 2008, an increase of $1,560,186 or 30.7%.

In 2009, we incurred a $3,264,179 non cash charge to operations for the fair value of vesting options and warrants as compared to $1,938,118 in 2008 and $619,389 in 2009 for stock based compensation as compared to $817,250 in 2008; a net increase of $1,128,200 with other operating costs increasing by $431,986.

In the second half of 2009, we reduced our operating expenses significantly as compared to the first half of 2009 through cost cutting measures.  Please note our discussion under Net Loss below.

Interest (Income) Expense

Interest and other income for 2009 was $1,047 compared with $49,585 of interest and other income in 2008 on reduced cash balances available for investment.  The Company invests its excess cash in a money market account.  In 2008, the Company recognized a one-time gain of $32,775.

Interest expense and amortization for 2009 was $13,024 compared with $3,192,459 in 2008. Interest expense in 2008 was associated with the bridge loan and other interest bearing notes of $106,250. Reduced borrowings accounted for the interest in 2009. Additionally, in 2008 we recognized non-cash amortization expense for warrants issued amounting to $3,086,209 issued as a result of the MRA.

Net loss

Net loss for 2009 was $(5,368,515) compared to a net loss in 2008 of $(7,829,999).

	For the 6th month period	For the 6th month period
	ending 06/30/2009	ending 12/31/2009	YTD

Total Revenues	$772,183	$1,774,823	$2,547,006

Cost of Sales	$507,657	$757,907	$1,265,564

Gross Profit	$264,526	$1,016,916	$1,281,442
	34%	57%	50%

Total Operating Expense	$4,810,621	$1,826,509	$6,637,130

Income (loss) from operations	$(4,546,095)	$(809,593)	$(5,355,688)

Total Other income and expense	$5,790	$7,038	$12,827

Net income (loss)	$(4,551,885)	$(816,631)	$(5,368,515)

During 2009 the company took measures to reduce non-essential operating expenses through staff reduction and outsourcing certain business functions.  The net effect of the expense reduction programs and business restructuring began to take effect in the second half of 2009.  Results of  operations for the second half of 2009, net of  one-time severance fees ($200,151), stock based consulting fees not related to operations of ($619,389) and legal/professional fees  not related to operations $(33,240) resulted in  net income of $36,149, after consideration of one-time, non recurring costs.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of December 31, 2009 and 2008 are as follows:

	2009	2008
Cash on hand	$534,425	$1,922,401
Working capital (deficit)	$(229,469)	$626,293

During 2009, the Company purchased $25,449 in fixed assets. The Company anticipates purchasing approximately $20,000 in additional fixed assets in 2010.

Net cash used in operating activities totaled $1,914,551 in 2009.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are ``upon receipt''. Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of December 31, 2009 was $144,117 net of an allowance of $15,589.  The $32,167 decrease in the accounts receivable balance reflects no outstanding milestone billings from contracts in backlog.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During 2009, the Company decreased its inventory on hand by $70,717 to $815,634.  The accounts payable and accrued liabilities balance as of December 31, 2009 was $253,742.

In November and December 2009, we received $597,480 in gross proceeds for the exercise of 95,676,105 warrants and options to purchase our common stock.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our consolidated financial statements.

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Revenue recognition

Prior to 2009 we recognized revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method measured by the percentage of cost incurred to date to estimated total cost for each contract. That method was used because the contracts were long term in nature and management considered total cost to be the best available measure of progress on the contracts. Beginning in 2009, we changed its product mix to short term contracts subject to customer acceptance upon completion.  Therefore, we recognize revenues upon completion of the system installation.  Clients will be invoiced upon the following milestones, contract signing, delivery of components, and the completion and acceptance of installation and start-up.

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

Revenues from direct sales of our mobile unit will be recognized as we ship units. We provide a one year warranty on the systems installs. We also obtain a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, we have accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2009 and 2008 we had $236,500 and $136,691 in deferred revenue from maintenance agreements.

Revenues from the sale of accessories, repairs and replacement parts are recognized when shipped to the customer in accordance with a valid contract or order agreement. The contract or order agreement specifies delivery terms and pricing, and is considered to reasonably assure collection from the customer.

Revenues and cost from multi-year rental contracts on our mobile unit will be recognized ratably over the life of the rental contract.

Recent accounting pronouncements

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. Adoption of ASU 2010-12 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operation.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8- FINANCIAL STATEMENTS

MEDCLEAN TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
Medclean Technologies, Inc.
Bethel, Connecticut

We have audited the consolidated balance sheets of Medclean Technologies, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medclean Technologies, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 23, 2010

MEDCLEAN TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Current assets
Cash	$534,425	$1,922,401
Accounts receivable, net of $15,589 and $23,081 allowance, respectively)	144,117	176,284
Revenues in excess of billings	7,679	7,679
Inventory	815,634	886,351
Prepaid expenses	32,646	24,925
Total current assets:	1,534,501	3,017,640

Property, plant and equipment, net	212,801	285,304

Other assets
Deposits	32,808	38,260

Total assets	$1,780,110	3,341,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$253,742	$653,785
Payroll liabilities	401,408	390,857
Deferred revenue	236,500	136,691
Customer deposits	-	386,428
Billings in excess of revenue	657,673	620,639
Notes payable	214,647	202,947
Total current liabilities:	1,763,970	2,391,347

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 675,478,445 and 561,542,968 shares issued and outstanding as of December 31, 2009 and 2008, respectively	67,548	56,154
Additional paid in capital	25,411,906	20,988,502
Accumulated deficit	(25,463,314)	(20,094,799)
Total stockholders' equity:	16,140	949,857

Total liabilities and stockholders' equity	$1,780,110	$3,341,204

See the accompanying notes to the consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues
Contract revenues earned	$1,245,411	$737,476
Sales and service revenues	1,301,595	1,360,591
Total revenues	2,547,006	2,098,067

Cost of sales	1,265,564	1,708,248

Gross profit	1,281,442	389,819

Operating expenses
Salaries and wages	4,499,228	2,158,797
General and administrative expenses	2,058,834	2,846,712
Depreciation	79,068	71,435
Total operating expenses	6,637,130	5,076,944

Income (loss) from operations	(5,355,688)	(4,687,125)

Other income and expenses
Loss on sale of equipment	(850)	-
Interest and other income	1,047	49,585
Interest expense	(13,024)	(3,192,459)

Net Income (loss) before income taxes	(5,368,515)	(7,829,999)

Provision for income taxes (benefit)	-	-

Net income (loss)	$(5,368,515)	$(7,829,999)

Income (loss) per common share, basic and fully diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding, basic and fully diluted	569,491,872	237,941,766

See the accompanying notes to the consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2009

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance, December 31, 2007	22,043,862	$2,204	21,665,306	$2,167	$9,363,671	$(12,054,800)	$(2,686,758)
Sale of common stock	-	-	303,297,456	30,330	4,915,670	-	4,946,000
Cost of insurance	-	-	-	-	(85,500)	-	(85,500)
Common stock issued in conversion of preferred stock and accrued dividends	(22,043,862)	(2,204)	35,343,118	3,534	1,072,683	-	1,074,013
Common stock issued in exchange for note payable	-	-	93,750,000	9,375	2,375,358	-	2,384,733
Common stock issued for services rendered	-	-	525,000	52	120,698	-	120,750
Common stock issued for services rendered	-	-	4,500,000	450	674,550	-	675,000
Common stock issued for services rendered	-	-	111,446	11	18,489	-	18,500
Common stock issued for services rendered	-	-	24,590	2	2,998	-	3,000
Common stock issued in exchange for restructuring of warrants	-	-	78,246,052	7,825	(7,825)	-	-
Fair value of warrants and vested options issued for services rendered	-	-	-	-	1,938,118	-	1,938,118
Common stock issued in exchange for liquidated damages	-	-	24,080,000	2,408	599,592	-	602,000
Preferred stock dividend	-	-	-	-	-	(210,000)	(210,000)
Net loss	-	-	-	-	-	(7,829,999)	(7,829,999)
Balance, December 31, 2008	-	-	561,542,968	56,154	20,988,502	(20,094,799)	949,857
Fair value of warrants and vested options issued for services rendered	-	-	-	-	3,264,179	-	3,264,179
Common stock issued in exchange for exercise of options and warrants	-	-	93,314,195	9,332	588,148	-	597,480
Common stock issued in connection with the sale of equity instruments	-	-	20,621,282	2,062	617,327	-	619,389
Fees paid in connection with the sale of equity instruments	-	-	-	-	(46,250)	-	(46,250)
Net loss	-	-	-	-	-	(5,368,515)	(5,368,515)
Balance, December 31, 2009	-	$-	675,478,445	$67,548	$25,411,906	$(25,463,314)	$16,140

See the accompanying notes to the consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(5,368,515)	$(7,829,999)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	96,308	86,272
Fair value of common stock, options and warrants issued for services rendered	3,264,179	1,938,118
Common stock issued for debt financing costs	-	1,130,841
Common stock issued for services rendered and interest	619,389	817,250
Bad debt write-off	-	23,081
Loss on disposal of fixed assets	850	25,139
(Increase) decrease in:
Accounts receivable	32,167	540,475
Revenues in excess of billings		(7,679)
Inventory	70,717	14,587
Prepaid expenses	(7,721)	30,425
Long term deposits	5,452	(20,272)
Increase (decrease) in:
Accounts payable	(388,343)	166,292
Payroll liabilities	10,551	360,948
Deferred revenue	99,809	(108,700)
Customer deposits	(386,428)	-
Billings in excess of revenue	37,034	(600,699)
Deposits payable	-	386,428
Net cash used in operating activities	(1,914,551)	(3,047,493)

Cash flows from investing activities:
Proceeds from sale of equipment	794	-
Purchase of equipment	(25,449)	(45,536)
Net cash used in investing activities	(24,655)	(45,536)

Cash flows from financing activities:
Proceeds from exercise of warrants	597,480	-
Proceeds from issuance of notes payable	-	650,000
Repayments of notes payable	-	(707,285)
Proceeds from sale of common stock	-	4,946,000
Cost of issuance of stock	(46,250)	(85,500)
Net cash provided by financing activities	551,230	4,803,215

(Decrease) increase in cash and cash equivalents	(1,387,976)	1,710,186

Cash and cash equivalents, beginning of period	1,922,401	212,215

Cash and cash equivalents, end of period	$534,425	$1,922,401

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,324	$94,547
Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in exchange for notes payable	$-	$2,384,733
Common stock issued in exchange for preferred stock	$-	$1,076,217
Common stock issued in settlement of preferred stock dividends	$-	$210,000
Common stock issued in settlement of liquidated damages	$-	$602,000
Retirement of Preferred stock	$-	$2,204
Common stock issued in restructure	$-	$7,825
Common stock issued for services rendered	$-	$-

See the accompanying notes to the consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

Basis and business presentation

The accompanying consolidated financial statements of MedClean Technologies, Inc. and subsidiaries, (“MedClean” or the “Company” or “MTI”), have been prepared in accordance with accounting principles generally accepted in the United States of America

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in MTI. Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

Effective January 2, 2009, the Company changed its corporate name from Aduromed Industries, Inc. to MedClean Technologies, Inc. Also effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation, with and into the Company.

MedClean is in the business of providing solutions for managing medical waste on site including designing; selling, installing and servicing on site (i.e. " in-situ ") turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies. The MedClean Series System is offered in three configurations: Containerized System, Mobile System and the Fixed System (our traditional fixed installation).

All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Prior to 2009 the Company recognized revenues from fixed-price and modified fixed-price construction type contracts on the percentage-of-completion method measured by the percentage of cost incurred to date to estimated total cost for each contract. That method was used because the contracts were long term in nature and management considered total cost to be the best available measure of progress on the contracts. Beginning in 2009 the Company changed its product mix to short term contracts subject to customer acceptance upon completion.  Therefore, the Company recognizes revenues upon completion of the system installation.  Clients will be invoiced upon the following milestones, contract signing, delivery of components, and the completion and acceptance of installation and start-up.

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

Revenues from direct sales of our mobile unit will be recognized as the Company ships units. The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2009 and 2008 the Company had $236,500 and $136,691 in deferred revenue from maintenance agreements.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2009, the Company has cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Control by principal stockholders

The directors, executive officers, participants and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

Dependence on principal customer

For 2009 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on our business.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers' financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $15,589 and $23,081 as of December 31, 2009 and 2008, respectively.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 11 for further discussion regarding fair valuation.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 10 years.

Long-Lived Assets

The Company has adopted ASC 360-10. ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

Income Taxes

The Company has adopted ASC subtopic 740-10, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted ASC subtopic 260-10, which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

Effective for the year beginning January 1, 2006, the Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The

As more fully described in Note 7 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 551,883,534 and 71,634,000 shares of common stock during the year ended December 31, 2009 and 2008, respectively, to employees and directors of the Company.

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Recent accounting pronouncements

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Adoption of ASU 2010-02 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. Adoption of ASU 2010-01 did not have a material impact on the Company’s consolidated results of operations or financial condition.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. Adoption of ASU 2010-12 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

The Company has available cash and cash equivalents of approximately $534,425 at December 31, 2009 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 - INVENTORIES

The following table summarizes these assets as of December 31, 2009 and December 31, 2008:

	2009	2008
Component & spare parts	$767,325	$754,476
Consumables	30,980	21,234
Advance payments	17,329	110,641
Total inventory	$815,634	$886,351

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009and 2008 are as follows:

	2009	2008
Office Furniture	$164,525	$164,525
Computers and Accessories	208,881	206,091
Leasehold Improvements	135,380	117,997
	508,706	488,613
Accumulated Depreciation	295,905	203,309
	$212,801	$285,304

The Company uses the straight line method of depreciation over 3 to 10 years. During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $96,308 and $86,272, respectively, of which $17,240 and $14,837 was included as part of cost of sales, respectively.

NOTE 4 – CONTRACTS IN PROCESS

The Company recognizes revenue upon completion of the contract.  Prior to 2009, revenue was recognized as a percentage of completion.  The following table summarizes outstanding long term contracts and recognized revenue at December 31, 2009 and 2008:

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at December 31, 2009 and 2008.  The following table summarizes these outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized		Billed	excess of Billings	of Revenues
Outstanding contracts at December 31, 2009:
1,327,930	949,221		1,327,930	-	378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
78,000	-		39,000		39,000
$2,207,164	1,142,507	(1)	$1,792,501	$7,679	$657,673

Outstanding contracts at December 31, 2008:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
559,594	528,426		530,392	-	1,966
$2,688,758	$1,670,933		$2,283,893	$7,679	$620,639

(1)	Revenue recognized in prior years on outstanding contracts.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 – NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of December 31, 2009 and 2008 the balance due was $214,647 and $202,947 respectively.

NOTE 6 – CAPITAL STOCK

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

Preferred stock

On August 4, 2008, Sherleigh Associates Inc., Defined Benefit Pension Plan (“Sherleigh”), (i) exchanged its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) exchanged accumulated dividends payable on its Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) exchanged liquidated damages in the amount of $602,000 payable to Sherleigh by the Company into 24,080,000 shares of Common Stock and received additional common stock purchase warrants for 24,080,000 shares of Common Stock at an exercise price of $0.025 per share.

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

As of December 31, 2009 and 2008, there was no preferred stock outstanding.

Common stock

During 2008, 525,000 shares of common stock were issued to a business advisor and consultant to the Company as part of his compensation package. The shares were valued at $0.23 per share for a total value of $120,750.

On August 4, 2008,  the Company increased its authorized common shares to 1.4 billion shares and:

NOTE 6 – CAPITAL STOCK (continued)

•	issued 303,297,456 shares of common stock as a result of $4,946,000 being invested in the Company

•
the Bridge Loan Holders collectively exchanged a deemed principal amount of $1,275,000 of their notes into 93,750,000 shares of Common Stock and all such Bridge Loan Holders’ outstanding common stock warrants were collectively exchanged into warrants for the purchase of 93,750,000 shares of Common Stock at an exercise price of $0.025 per share.

•	issued 35,343,118 shares of common stock for the exchange of accrued dividends through August 4, 2008 on the preferred stock and accrued dividends

•	issued 24,080,000 shares of common stock for the exchange of liquidated damages

•	issued 78,246,052 shares of common stock as a result of the restructuring of the company

On September 2, 2008, the Company issued 4.5 million shares of common stock to an investor relations firm as part of their service contract. The shares were valued at $0.15 per share for a total value of $675,000.

On November 10, 2008 and again on December 12, 2008, the Company issued 111,446 and 24,590, shares of common stock to a consultant to the Company as part of the compensation package. The shares were valued at $0.166 and $0.122 per share respectively for a total value of $21,500.

During 2008, 36,885,757 shares of common stock were issued as a result of warrant conversions.

During 2009, 93,314,195 shares of common stock were issued as a result of warrant and option conversions.

In December 2009, the Company issued an aggregate of 20,621,282 shares of its common stock in connection for services rendered.  The shares were valued at approximately $0.03 for a total value of $619,389.

As of December 31, 2009 and 2008, the Company had 675,478,445 and 561,542,968 shares of common stock issued and outstanding.

NOTE 7 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2009:

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – WARRANTS AND OPTIONS (continued)

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	33,433,966	3.58	$0.0040	33,433,966	$0.0040
0.0075	91,122,206	3.59	0.0075	91,122,206	0.0075
0.0250	28,000,000	3.59	0.0250	28,000,000	0.0250
0.0900	600,000	3.21	0.0900	600,000	0.0900
0.2400	100,000	2.49	0.2400	100,000	0.2400
0.3788	2,204,386	1.06	0.3788	2,204,386	0.3788
0.5571	1,436,000	0.58	0.5571	1,436,000	0.5571
Total	156,896,558	3.52	$0.0156	156,896,558	$0.0212

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	32,476,672	$0.3585
Granted	503,570,577
Exercised	(93,861,853)
Canceled or expired	(27,609,286)
Outstanding at December 31, 2008	414,576,110	0.0265
Granted	167,419,113
Exercised	(90,260,439)	(0.0068)
Canceled or expired	(334,838,226)
Outstanding at December 31, 2009	156,896,558	$0.0212

On June 30, 2009, pursuant to its private offer to exchange all of the Company's existing Common Stock Purchase Warrants with Initial Exercise Dates between July 11, 2008 and August 29, 2008 ("Existing Warrants") for newly issued Common Stock Purchase Warrants with a new lower exercise price of $0.0075 per share, exercisable for one-half the original number of shares of our common stock, par value $0.0001 per share ("Common Stock"), and without a "cashless exercise" right exchanged 334,838,226 Existing Warrants for 167,419,113 common stock purchase warrants with an exercise price of $0.0075 per share and 28,000,000 common stock purchase warrants with an exercise price of $0.025 remain outstanding.  The fair value of the newly issued common stock warrants, determined using the Black-Scholes Option Pricing Model did not exceed the fair value of the existing warrants at the time of the exchange.

In December 2009, the Company issued an aggregate of 87,898,529 shares of common stock in exchange for the exercise of 90,260,439 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $597,480. 13,066,034 warrants were issued cashlessly.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees and directors of the Company at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00400	543,843,284	4.38	$0.00400	524,923,286	$0.00400
.00844	80,883,534	5.86	$0.00844	26,961,177	0.00844
Total	624,726,818	4.57	$0.0046	551,884,463	$0.00422

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – WARRANTS AND OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2007:	11,298,024	$0.098
Granted	71,634,000	$
Exercised	—
Canceled or expired	(4,573,074)
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	551,883,534	0.00467
Exercised	-	-
Canceled or expired	(5,515,666)
Outstanding at December 31, 2009:	624,726,818	$0.004

On May 1, 2009, the Company granted options to purchase 471,000,000 shares of the Company’s common stock in consideration of employees accepting  no and or reduced cash compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.004 per share.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	255.30%
Risk-free interest rate	1.98%
Dividend yield	—%

During the year ended December 31, 2009, the Company re-priced certain employee options initially with exercise prices from $0.05 to $0.557 to $0.004 per share with other terms remaining the same.  The fair value of the fully vested re-priced options was charged to current period operations.

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

On November 11, 2009, the Company granted an aggregate of 80,883,534 employee options vesting over three years with an exercise price of $0.00844 to purchase the Company’s common stock over five to seven years.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5 to 7
Expected volatility	437.29%
Risk-free interest rate	2.31 to 3.01%
Dividend yield	—%

During the year ended December 31, 2009 and 2008, the stock compensation expenses were $3,264,179 and $1,348,308, respectively.

In December 2009, the Company issued an aggregate of 5,415,666 shares of common stock for the exercise of options exercised with an exercise price of $0.004 per share.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2010	$31,211
2011	11,870
2012	-
2013	-
2014	-
Thereafter	-
$43,080

On November 1, 2008 the Company commenced leasing a four office suite in Scotch Plains, NY for $3,710 per month for 12 twelve months. . The one year lease commences November 1, 2008 and terminated October 31, 2009

On November 1, 2008, the Company began leasing the remaining 11,834 sq ft of space at its existing facility in Bethel, CT. The lease is a triple net lease (NNN) commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our mobile and containerized systems.

The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent commenced on May 1, 2006 and currently costs of $8,398 per month plus taxes and certain other fees. The lease is for a ten year term with two subsequently renewable five year terms.

The straight line monthly expense in accordance with ASC 840-20, Leases, operating leases; is $18,431 and the annual non-cancelable lease payments on the two leases are:

2010	220,126
2011	209,950
2012	132,392
2013	135,356
2014	138,320
Thereafter	189,301
$1,025,445

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2009.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Employee and consulting contracts

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE 9 – LOSS PER SHARE

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and vested options for the year ending December 31, 2009 and 2008 amounting to 548,357,252 and 492,201,769 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

The numerator and denominator used in the basic and diluted loss per share of common stock computations are presented in the following table:

	2009	2008
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(5,368,515)	$(7,829,999)
Dividend payable to preferred stockholders	-	(210,000)
Net loss to common stockholders	$(5,368,515)	$(8,039,999)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	569,491,872	237,941,766

Basic and diluted EPS (LPS)	$(0.01)	$(0.03)

NOTE 10 – INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2009	2008
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(1,412,899)	(2,403,098)
State	(329,676)	(557,721)
	(1,742,575)	(2,960,819)
Current and deferred	(1,742,575)	(2,960,819)
Valuation allowance	1,742,575	2,960,819
Total	$-	$-

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 – INCOME TAXES (continued)

 A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2009	2008
Tax at statutory rate	$(1,570,202)	$(2,611,161)
Non-deductible expenses	8,462	8,462
State income tax (benefit)	(180,835)	(358,120)
Valuation allowance	1,742,575	2,960,819
	$-	$-

The Company has implemented ASC subtopic 740-10, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets - Tax NOL	$9,880,000	$6,855,521
Valuation allowance	(9,880,000)	(6,855,521)
	$-	$-

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

The Company has available at December 31, 2009 unused federal and state net operating loss carry forwards totaling $24,700,000 that may be applied against future taxable income that expire in the years 2010 through 2024. The tax benefit of these net operating loss carry forwards, based on an effective tax rate of 40% is approximately $9,880,000. Management believes it is more likely than not that all of the deferred tax asset will not be realized.  A valuation allowance has been provided for the entire deferred tax benefit.

NOTE 11 — FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 — FAIR VALUE (continued)

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2009:

	December 31, 2009
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$534,425	$534,425
Accounts receivable, net	144,117	144,117
Accounts payable and accrued liabilities	253,742	253,972
	$932,284	$932,514

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 02, 2010, a date that the financial statements were issued.

In January 2010, the Company issued an aggregate of 3,185,490 of its common stock for warrants exercised.

In February 2010, the Company issued an aggregate of 3,063,725 of its common stock for warrants exercised.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2009, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

 This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of February 22, 2010.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Scott Grisanti	47	Director, Chairman
Joseph A. Esposito	57	Director
David J. Laky	45	President and CEO
Cheryl Kaine Sadowski	42	Chief Financial Officer and Treasurer
Jay S. Bendis	63	Director
Elan Gandsman	68	Director
Ronald A. LaMorte	72	Director
Kenneth L. Londoner	41	Director

Following is a brief summary of the background and experience of each director and executive officer of MTI:

Scott Grisanti

Mr. Grisanti was elected as a director and as President and Chief Executive Officer of MTI on September 2, 2008. Effective as of November 9, 2009, Mr. Grisanti’s employment agreement was terminated without cause by mutual consent of the Company and Mr. Grisanti. Also effective November 9, 2009, Mr. Grisanti was appointed as Chairman of the Company. Prior to joining the Company, Mr. Grisanti was the Executive Vice President of Sales, Marketing and Services at Primavera Systems, Inc., a leading provider of program and portfolio management application software and services solutions used to manage large capital projects in targeted market segments. Prior to joining Primavera, Grisanti served as Executive Vice President and Chief Marketing Officer for eResearchTechnology, Inc., a leading provider of technology and services for the new drug development industry. Previously, Grisanti served in an executive sales management capacity at supply chain execution application solution providers ClearCross, Inc. and Optum, Inc. He received his bachelor degree in English and Journalism from Rutgers University, where he was elected to Phi Beta Kappa.

Mr. Grisanti owns, beneficially and of record, 20,000,000 shares with options and warrants to purchase currently an additional 142,000,000 shares of Common Stock at $0.004 per share and additional 10,000,000 shares of Common Stock at $0.0075 per share.

Joseph Esposito

Mr. Esposito was elected as a director and as Chairman of the board of directors effective August 4, 2008. Effective as of November 9, 2009, Mr. Esposito resigned as Chairman of the Company but remains as a director of the Company. Mr. Esposito’s consulting agreement dated August 27, 2007 pursuant to which he acts as corporate and business development advisor to the Company was extended for an additional three-year period. For the past two years Mr. Esposito has been providing strategic advisory services to growth companies including several of the portfolio companies at Insight Venture Partners, a private equity firm with more than $1.5 billion under management. Prior to this he was President and CEO of eResearch Technology, Inc., a leading provider of technology and services to collect, process, and distribute cardiac safety and clinical data for companies in the life sciences industry.

By the terms of his consulting agreement, Mr. Esposito will serve for a term continuing until August 4, 2011. Mr. Esposito’s consulting agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Esposito owns, beneficially and of record, 28,900,000 shares with options and warrants to purchase currently an additional 120,000,000 shares of Common Stock at $0.004 per share and additional 6,158,500 shares of Common Stock at $0.0075 per share.

David J. Laky

Mr. Laky was appointed to the positions of President and Chief Executive Officer of the Company effective November 9, 2009. Prior to such appointment Mr. Laky was the Company’s Senior Vice President of Client Services and Technology since September 2008. Mr. Laky joined the Company from eResearchTechnology, Inc. where from 2005 to 2008 he was General Manager & Vice President of eClinical Group. He served eRT as VP of Professional Services from 1999 to 2005.

By the terms of his employment agreement, Mr. Laky serves in an at will capacity. Mr. Laky’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Laky owns, beneficially and of record, 10,000 shares of Common Stock with options to purchase currently 54,000,000 shares of Common Stock at $0.004 per share and 8,987,059 shares of Common Stock at $0.00844 per share.

Cheryl Kaine Sadowski

Ms. Sadowski was appointed to the positions of Chief Financial Officer of the Company effective August 4, 2009. Prior to such appointment Ms. Sadowski was the Company’s Vice-President and Controller since October 2008. From February 1994 until October 2008 she held several positions at eResearchTechnology, Inc. in Bridgewater, New Jersey, including Vice President, Business Management and Senior Director, Business Management, where she was responsible for budgeting, forecasting, financial systems and analysis for the Professional Services, Project Management, Customer Care, Research & Development, IT and Cardiac Safety Divisions.  She also handled the facilities management and administration for the Bridgewater office.

By the terms of her employment agreement, Ms. Sadowski serves in an at will capacity. Ms. Sadowski’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

 Ms. Sadowski owns, beneficially and of record, options to purchase currently 52,666,666 shares of Common Stock at $0.004 per share and 8,987,059 shares of Common Stock at $0.00844 per share.

Jay S. Bendis

Mr. Bendis has been President of Transfer Technology Consultants during the past 15 years specializing in transferring new biotech product concepts from design to commercialization. From 2005 to 2008 he was President and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point-of-care testing.  He was Managing Partner in the Crystal Corridor Group which worked with Kent State University's Liquid Crystal Institute in facilitating liquid crystal technology from 2000 to 2005. He was Executive Vice President of American BioMedica Corp which develops and markets on-site drugs of abuse diagnostic kits from 1995 to 2000. He was President and Co-founder of Emerging Technology Systems which is a research and development company in the diabetic markets from 1993 to 1999. His prior management positions had been with XANAR Laser Corp, a division of Johnson & Johnson as the National Sales Manager and IVAC Corp a division of Eli Lilly as Sales and Marketing Manager.  He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio and serves on the Boards of several private companies.

Mr. Bendis owns 269,250 shares held of record and options to purchase 4,950,000 shares at an exercise price of $0.004 per share.
Dr. Elan Gandsman

Dr. Gandsman has since 1993 been Director of Environmental Health and Safety at Yale University in New Haven, Connecticut. He holds a BS degree in physics and math from the University of Buenos Aires, and MSc and PhD degrees in physics from Tel Aviv University.

Mr. Gandsman owns options to purchase currently 4,950,000 shares of the Company’s Common Stock at an exercise price of $0.004 per share.

Ronald A LaMorte

Mr. LaMorte is a Certified Public Accountant. During the period from 1999 through 2003, and for several years prior thereto, he had been a Managing Principal of Dworken, Hillman, LaMorte & Sterczala, a public accounting firm in Shelton, Connecticut. He retired from the firm in December 2003.

Mr. LaMorte holds a BS degree from the University of Connecticut. Mr. LaMorte owns options to purchase currently 4,950,000 shares of the Company’s Common Stock at an exercise price of $0.004 per share.

Kenneth Londoner

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

Mr. Londoner owns, beneficially and of record, 5,950,000 shares, a warrant issued August 4, 2008 to purchase 800,000 shares of common stock at an exercise price of $0.0075 per share and an option to purchase 4,000,000 shares at an exercise price of $0.004 per share.

Code of ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). Stock holders may write to Mrs. Cheryl Sadowski at the Company’s executive office, 3 Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of Ethics, and the Company will provide a copy without charge. The Company’s Code of Ethics is also available on the Company’s website at www.medcleantechnologies.com.

Audit Committee financial expert

MCLN has a standing audit committee comprised of three members of its Board of Directors. Mr. LaMorte serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 407 of Regulation S-K (17 CFR 229.407) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11.  Executive Compensation.

Summary Compensation Table

 The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2009 (collectively, the “Named Executives”). Summary compensation is for the three fiscal years ended December 31, 2009:

				Other	Option
Name and Principal		Salary	Bonus	Compensation	Awards	Total
Position	Year	($)	($)	($)	($)	($)
Scott Grisanti (1)	2009	$108,462	$-	$6,252	$345,728	$460,442
former President,	2008	$92,308	$-	$2,954	$328,460	$423,722
Chief Executive Officer	2007	$-	$-	$-	$-	$-

Damien Tanaka (2)	2009	$138,000	$-	$10,571	$104,510	$253,081
former Chief Development	2008	$253,077	$-	$39,998	$216,080	$509,155
Officer	2007	$250,000	$-	$38,928	$-	$288,928

Kevin Dunphy (3)	2009	$63,269	$-	$6,547	$35,832	$105,648
former Chief Financial Officer	2008	$161,538	$-	$19,674	$108,040	$289,252
	2007	$150,000	$-	$23,337	$-	$173,337

David J. Laky (4)	2009	$94,399	$-	$5,003	$297,586	$396,928
President/Chief Executive	2008	$-	$-	$-	$1,048,884	$1,048,884
Officer	2007	$-	$-	$-	$-	$-

Cheryl Sadowski (5)	2009	$78,216	$-	$5,003	$297,586	$380,805
Chief Financial Officer	2008	$-	$-	$-	$770,428	$770,428
	2007	$-	$	$-	$-	$-

(1)
Effective September 2, 2008 the Company and Mr. Grisanti entered into a three-year employment agreement, which provided that he would act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $300,000.00, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 60% of his base salary.  Effective as of November 9, 2009, Mr. Grisanti’s employment agreement was terminated without cause by mutual consent of the Company and Mr. Grisanti.

In 2008, Mr Grisanti was awarded 16,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Grisanti was awarded 110,000,000 options to purchase the Company’s common stock at $0.004 for five years.

For the years 2009 and 2008, includes perquisites for the use of a motor vehicle amounting to $6,252 and $2,954 respectively.

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

In 2008, Mr. Tanaka was awarded 10,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Tanaka was awarded 35,000,000 options to purchase the Company’s common stock at $0.004 for five years.

For the years 2009 and 2008, includes perquisites covering supplemental term life insurance amounting to $2,070 and $8,279 , use of a motor vehicle $3,044.52 and $2,872, disability benefits amounting to $5,457 and $20,701 and club membership amounting to $0 and $8,146 respectively. Mr. Tanaka did not receive any separate compensation for acting as a director of the Company or Aduromed.

(3)
The Company had a five-year employment agreement with Mr. Dunphy, dated September 30, 2005, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $150,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. Effective August 4, 2008 the Company and Mr. Dunphy entered into a one-year employment agreement, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $175,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 25% of his base salary. Effective as of August 4, 2009 Mr. Dunphy’s employment agreement was not renewed.

In 2008, Mr. Dunphy was awarded 5,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Dunphy was awarded 12,000,000 options to purchase the Company’s common stock at $0.004 for five years.

 For the years 2009 and 2008, includes perquisites covering supplemental term life insurance amounting to $735 and $2,858 , use of a motor vehicle amounting to $2,603 and $940, disability benefits amounting to $3,208.49 and $11,444 and club membership amounting to $,0 and $4,432 respectively. Mr. Dunphy did not receive any separate compensation for acting as a director of the Company or Aduromed.

(4)
Mr. Laky was appointed to the positions of President and Chief Executive Officer of the Company effective November 9, 2009. Prior to such appointment Mr. Laky was the Company’s Senior Vice President of Client Services and Technology since September 2008.

By the terms of his employment agreement, Mr. Laky serves in an at will capacity. Mr. Laky’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

In 2008, Mr. Laky was awarded 6,000,000 options to purchase the Company’s common stock at $0.018 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Laky was awarded 50,000,000 options to purchase the Company’s common stock at $0.004 for five years and 26,961,178 options to purchase the Company’s common stock at $.00844 for five years.

(5)
Ms. Sadowski was appointed to the positions of Chief Financial Officer of the Company effective August 4, 2009. Prior to such appointment Ms. Sadowski was the Company’s Vice-President and Controller since October 2008.

By the terms of her employment agreement, Ms. Sadowski serves in an at will capacity. Ms. Sadowski’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

In 2008, Ms. Sadowski was awarded 4,000,000 options to purchase the Company’s common stock at $0.020 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Ms. Sadowski was awarded 50,000,000 options to purchase the Company’s common stock at $0.004 for five years and 26,961,178 options to purchase the Company’s common stock at $.00844 for five years

The dollar amount of the option awards reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.

We do not have any annuity, retirement, pension or deferred compensation plan or other arrangements under which any executive officers are entitled to participate without similar participation by other employees.

	Option Awards

A	B	C	D	E	F	G
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
S. Grisanti	8/4/2008	16,000,000	-		$0.004	8/1/2015
	5/1/2009	110,000,000	-		$0.004	5/1/2014
Total		126,000,000	-
D. Tanaka
	8/4/2008	10,000,000	-		$.0.004	12/31/2013
	5/1/2009	35,000,000				5/1/2014
Total		45,000,000	-
K. Dunphy	1/23/2006	1,529,284			$0.004	5/31/2011
	8/4/2008	5,000,000	-		$0.004	8/4/2013
	5/1/2009	12,000,000	-		$0.004	5/1/2014
Total		18,529,284	-
David J Laky	8/4/2008	4,000,000	2,000,000		$0.004	8/4/2016
	5/1/2009	50,000,000	-		$0.004	5/1/2014
	11/11/2009	8,987,059	17,974,119		$.00844	11/11/2016
Total		62,997,059	19,974,119
Cheryl Sadowski	10/31/2008	2,666,666	1,333,334		$0.004	10/31/2016
	5/1/2009	50,000,000			$0.004	5/1/2014
	11/11/2009	8,987,059	17,974,119		$.00844	11/11/2016
Total		61,653,725	19,307,453

Note: the Company has no stock award program

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (a)
Jay Bendis	3,250	-	11,944
Elan Gandsman	3,250	-	11,944
Ronald LaMorte	3,250	-	11,944
Kenneth Londoner	3,250	-	11,944

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

(a)	In 2009, we issued 4,000,000 options to purchase our common stock at $0.004 to Bendis, Gandsman, LaMorte and Londoner.

Combined meetings of the boards of directors of MCLN and Aduromed are considered a single meeting for purposes of the foregoing compensation schedule, while the same schedule will apply to any separate meetings of Aduromed's board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables and footnotes set forth as of February 24, 2010, the number and percentage of the outstanding shares of Common Stock, on a fully diluted basis, which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of MTI, (ii) each executive officer, (iii) all current directors and executive officers of MTI as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of MTI’s Voting Securities

Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Manatuck Hill Partners, LLC(1) 1465 Post Road East Westport, CT 06880	134,479,465	20.68%

Common Stock	Joseph Esposito(2) 3 Trowbridge Drive Bethel, CT 06801	155,058,500	23.73%

Common Stock	Scott Grisanti(3) 3 Trowbridge Drive Bethel, CT 06801	172,000,000	26.32%

(1)	Consists of (i) 100,312,244 shares owned of record, and (ii) 34,167,221 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share.

(2)
Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 20,000,000 shares of record owned by Mr. Esposito’s IRA account, (iii) 12,000,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.004 per share, (iv) 620,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.0075 per share, (v) 5,538,500 shares issuable upon exercise of warrants held by Mr. Esposito’s IRA account at an exercise price of $0.0075 per share, (vi) 8,000,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.004 per share, and (vii)  100,000,000 shares issuable upon exercise of options held by E4 LLC at an exercise price of $0.004 per share.

(3)
Consists of (i) 20,000,000 shares owned of record, (ii) 10,000,000 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share, (iii) 16,000,000 shares issuable upon exercise of warrants at an exercise price of $0.004 per share, (iv) 16,000,000 shares issuable upon exercise of options at an exercise price of $0.004 per share, and (v)  110,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share.

Security Ownership of Management (Directors and Executive Officers)
Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Joseph Esposito(1) 3 Trowbridge Drive Bethel, CT 06801	155,058,500	23.73%

Common Stock	Scott Grisanti(2) 3 Trowbridge Drive Bethel, CT 06801	172,000,000	26.32%

Common Stock	David Laky, 3 Trowbridge Drive (3) Bethel, CT06801	62,997,059	9.64%

Common Stock	Cheryl Kaine Sadowski (4) 3 Trowbridge Drive Bethel, CT 06801	61,653,725	9.44%

Common Stock	Jay S. Bendis (5) 71 Springcrest Drive Akron, OH 44333	5,219,250	<1%

Common Stock	Ronald A. LaMorte (6) 336 Haystack Hill Road Orange, CT 06470	4,950,000	<1%

Common Stock	Elan Gandsman (7) 135 College Street New Haven, CT 06510	4,950,000	<1%

Common Stock	Kenneth Londoner (8) 10 Red Coat Road Westport, CT 06880	10,750,000	1.65%

Common Stock	All Directors and Executive Officers As a Group	467,578,534	71.56%

 Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 20,000,000 shares of record owned by Mr. Esposito’s IRA account, (iii) 12,000,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.004 per share, (iv) 620,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.0075 per share, (v) 5,538,500 shares issuable upon exercise of warrants held by Mr. Esposito’s IRA account at an exercise price of $0.0075 per share, (vi) 8,000,000 shares issuable upon exercise of options held by Mr. Esposito at an exercise price of $0.004 per share, and (vii)  100,000,000 shares issuable upon exercise of options held by E4 LLC at an exercise price of $0.004 per share.

(1)
Consists of (i) 20,000,000 shares owned of record, (ii) 10,000,000 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share, (iii) 16,000,000 shares issuable upon exercise of warrants at an exercise price of $0.004 per share, (iv) 16,000,000 shares issuable upon exercise of options at an exercise price of $0.004 per share, and (v)  110,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share.

(2)
Consists of (i) 10,000 shares of record, (ii) 54,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (iii) 8,987,059 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(3)
Consists of (i) 52,666,666 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (ii) 8,987,059 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(4)	Consists of (i) 269,250 shares held of record and (ii) 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share.

(5)	Consists of 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share.

(6)	Consists of 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share.

(7)
Consists of (i) 5,950,000 shares held of record (ii) 800,000 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share, and 4,000,000 shares issuable upon exercise of options at an exercise price of $0.004 per share.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During 2009 the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, Ronald A. LaMorte, and Kenneth Londoner. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). All members of the Audit Committee were independent pursuant to the standards for independence set forth in SOX during 2009.

For each director identified as independent above, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

Mr. Joseph Esposito was elected as Chairman of the Board of Directors of the Company and the Company’s former subsidiary, Aduromed Corporation, effective August 4, 2008. Effective November 9, 2009 Mr. Esposito resigned as Chairman of the Company but remains as a director of the Company. In August 2007 Mr. Esposito, through his wholly owned company, E4 LLC, entered into a twelve month business consulting agreement with the Company. As compensation pursuant to such agreement Mr. Esposito received 7,500 shares of the Company’s common stock per month for twelve months, and $8,500 per month for twelve months. Effective August 4, 2008 Mr. Esposito, through E4 LLC, entered into a new three year business consulting agreement with the Company. As compensation pursuant to the new agreement, Mr. Esposito receives $72,000 per quarter, payable quarterly in advance. In addition, Mr. Esposito received (i) a common stock purchase warrant to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, exercisable for five years, and (ii) an option to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, which option vested immediately with respect to 4,000,000 shares, vests with respect to an additional 4,000,000 shares on August 4, 2009 and the remaining 4,000,000 shares on August 4, 2010.  Effective May 1, 2009, in return for making certain consultancy fee concessions for the period May 1, 2009 through December 31, 2009, Mr. Esposito, through E4 LLC, received an option to purchase 100,000,000 shares of common stock at an exercise price of $0.004 per share and had the options and warrants described in the foregoing sentence re-priced by the board of directors of the Company to $0.004 per share.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

 The following table presents the aggregate fees for professional audit services and other services rendered by Child, Van Wagoner & Bradshaw, PLLC , our independent registered public accountants in 2009 and 2008.

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2009		December 31, 2008
Audit and
Audit Related Fees	$40,900		$39,355
Tax Fees			None
All Other Fees	$15,500	(2)	$10,500	(1)

(1)	For 2009, all other fees paid to Child Van Wagoner & Bradshaw., PLLC are related to the review of our Form S-1 and post effective Form S-1
(2)	For 2008, all other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the review of our post-effective Form S-1

Item 15 – EXHIBITS

All reference to Registrant’s Forms 8-K, 10-KSB, 10-K, 10-QSB, 10-Q include reference to File No. 000-03125.

Number	Description of Exhibit

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

MEDCLEAN TECHNOLOGIES, INC.

Dated: March 3, 2010	By:	/s/ David Laky
David Laky
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Dated: March 3, 2010	/s/ David Laky
David Laky
President, CEO and Director
(Principal Executive Officer)

Dated: March 3, 2010	/s/ Cheryl K Sadowski
Cheryl K. Sadowski
Treasurer and CFO
(Principal Financial Officer)

Dated: March 3, 2010	/s/ Scott Grisanti
Scott Grisanti, Chairman

Dated: March 3, 2010	/s/ Joseph Esposito
Joseph Esposito, Director

Dated: March 3, 2010	/s/ Jay S. Bendis
Jay S. Bendis, Director

Dated: March 3, 2010	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: March 3, 2010	/s/ Ronald A. LaMorte
Ronald A. LaMorte, Director

Dated: March 3, 2010	/s/ Kenneth Londoner
Kenneth Londoner, Director