Form 10-Q
period 2010-03-31
MedClean Technologies, Inc.
filed 2010-05-17
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-03125

MEDCLEAN TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	21-0661726
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3 Trowbridge Drive
Bethel, Connecticut 06801
(Address of principal executive offices)

(203) 798-1080
(Registrant’s telephone number, including area code)

Copies to:

Joseph M. Lucosky, Esq.
195 Rt. 9 South, 2nd floor
Manalapan, NJ 07726
Tel No.: (732) 409-1212
Fax No.: (732) 577-1188

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☑	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of May 17, 2010, there were 701,774,623 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$464,872	$534,425
Accounts receivable, net of $15,589 allowance	175,913	144,117
Revenues in excess of billings	7,679	7,679
Inventory	793,686	815,634
Prepaid expenses	115,912	32,646
Total current assets:	1,558,062	1,534,501

Property, plant and equipment, net	194,631	212,801

Other assets
Deposits	32,808	32,808

Total assets	$1,785,501	1,780,110

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$429,283	$253,742
Payroll liabilities	426,478	401,408
Deferred revenue	155,057	236,500
Advances received	275,000	-
Billings in excess of revenue	618,673	657,673
Notes payable	217,572	214,647
Total current liabilities:	2,122,063	1,763,970

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 698,914,623 and 675,478,445 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	69,891	67,548
Additional paid in capital	26,641,965	25,411,906
Accumulated deficit	(27,048,418)	(25,463,314)
Total stockholders' (deficit) equity:	(336,562)	16,140

Total liabilities and stockholders' (deficit) equity	$1,785,501	$1,780,110

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Sales and service revenues	$268,867	$417,428

Cost of sales	165,453	273,072

Gross profit	103,414	144,356

Operating expenses
Salaries and wages	1,192,309	1,114,246
General and administrative expenses	471,165	443,134
Depreciation	22,353	23,110
Total operating expenses	1,685,827	1,580,490

Loss from operations	(1,582,413)	(1,436,134)

Other income and expenses
Interest and other income	234	906
Interest expense	(2,925)	(448,497)

Net Loss before income taxes	(1,585,104)	(1,883,725)

Provision for income taxes (benefit)	-	-

Net Loss	$(1,585,104)	$(1,883,725)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and fully diluted	683,811,787	561,542,968

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,585,104)	$(1,883,725)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23,739	23,110
Fair value of common stock, options and warrants issued for services rendered	1,139,290	1,049,536
(Increase) decrease in:
Accounts receivable	(31,796)	(73,970)
Inventory	21,948	(218,317)
Prepaid expenses	(83,266)	(98,156)
Increase (decrease) in:
Accounts payable	178,466	(308,086)
Payroll liabilities	25,070	(49,617)
Deferred revenue	(81,443)	86,588
Billings in excess of revenue	(39,000)	386,428
Deposits payable	-	(386,428)
Net cash used in operating activities	(432,096)	(1,472,637)

Cash flows from investing activities:
Purchase of equipment	(5,569)	(23,309)
Net cash used in investing activities	(5,569)	(23,309)

Cash flows from financing activities:
Proceeds from exercise of warrants	93,112	-
Proceeds from lender advances	275,000	-
Net cash provided by financing activities	368,112	-

(Decrease) increase in cash and cash equivalents	(69,553)	(1,495,946)

Cash and cash equivalents, beginning of period	534,425	1,922,401

Cash and cash equivalents, end of period	$464,872	$426,455

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$588
Taxes	$-	$-

See the accompanying notes to these condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

General

The accompanying unaudited condensed consolidated financial statements of MedClean Technologies, Inc. and subsidiaries, (“MedClean” or the “Company” or “MCLN”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 3, 2010.

The consolidated financial statements as December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

On January 2, 2009, the Company merged its wholly owned subsidiary, Aduromed Corporation into Aduromed Industries Inc. and changed its corporate name from Aduromed Industries, Inc. to MedClean Technologies, Inc.

MedClean is in the business of providing solutions for managing medical waste on site including designing, selling, installing and servicing on site (i.e. “in-situ”) turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies. The MedClean Series System is offered in three configurations: Containerized System, Mobile System and the Fixed System (our traditional fixed installation).

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $15,589 as of March 31, 2010 and December 31, 2009.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenues upon completion of the system installation and customer acceptance.  Clients will be invoiced upon the following milestones, contract signing, delivery of components, and the completion and acceptance of installation and start-up.

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At March 31, 2010 and December 31, 2009 the Company had $155,057 and $236,500 in deferred revenue from maintenance agreements.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At March 31, 2010 and December 31, 2009, the Company has cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Dependence on principal customer

For 2010 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on our business.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 7 for further discussion regarding fair valuation.

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

As more fully described in Note 6 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 22,500,000 and -0- shares of common stock during the three-month period ended March 31, 2010 and 2009, respectively, to employees and directors of the Company.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Derivative Liability

On April 1, 2010, subsequent to these financial statements, the Company issued a $600,000 Convertible Promissory Note that matures April 1, 2013. The Promissory Note bear a onetime interest charge at a rate of 6% and will be convertible into Company’s common stock at any time at a conversion rate of 70% of the lowest closing price in the 20 trading days previous to the conversion.

Therefore, in accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”), on April 1, 2010, the Company will be required to bifurcate the fair value of any identified embedded derivatives from the host contract and mark to market each reporting period. In addition, previously classified equity instruments such as non employee warrants and options will be required to be reclassified outside of equity and mark to market to fair value each reporting period.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Component & spare parts	$759,243	$767,325
Consumables	34,443	30,980
Advance payments		17,329
Total inventory	$793,686	$815,634

Property, plant and equipment

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Office Furniture	$170,094	$164,525
Computers and Accessories	208,802	208,801
Leasehold Improvements	135,380	135,380
	514,276	508,706
Accumulated Depreciation	319,645	295,905
	$194,631	$212,801

During the three-month periods ended March 31, 2010 and 2009, depreciation expense charged to operations was $23,739 and $23,110, respectively, of which $1,386 and $0 was included as part of cost of sales, respectively

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Outstanding warrants and options for the three-month  periods ending March 31, 2010 and 2009 amounting to 666,162,460 and 49,201,769 respectively were not included in the calculation for net loss per common share because it would be antidilutive or exceeded the average market price of the Company’s common stock for period.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	For the quarter ended March 31,
	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(1,585,104)	$(1,883,725)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	683,811,787	561,542,968

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

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

The Company has available cash and cash equivalents of approximately $464,872 at March 31, 2010 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3 – CONTRACTS IN PROCESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were four outstanding contracts at March 31, 2010 and December 31, 2009.  The following table summarizes these outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized		Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2010:
1,327,930	949,221		1,327,930	-	378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632

$2,129,164	1,142,507	(1)	$1,753,501	$7,679	$618,673

Outstanding contracts at December 31, 2009:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
78,000	-		39,000	-	39,000
$2,207,164	$1,142,507		$1,792,501	$7,679	$657,673

(1)	Revenue recognized in prior years on outstanding contracts.

NOTE 4 – NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of March 31, 2010 and December 31, 2009 the balance due was $217,572 and $214,647 respectively.

NOTE 5 –ADVANCES

On March 31, 2010, the Company received advance partial proceeds from a convertible promissory note executed April 1, 2010.  See subsequent events footnote below.

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

As of March 31, 2010 and December 31, 2009, the Company has 698,914,623 and 675,478,445 shares of common stock and no preferred stock issued and outstanding, respectively.

During the three month period ended March 31, 2010, the Company issued an aggregate of 6,200,000 shares of its common stock in exchange for services rendered.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 7 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	28,000,000	3.33	$0.0040	28,000,000	$0.0040
0.0075	78,971,031	3.34	0.0075	78,971,031	0.0075
0.0250	28,000,000	3.34	0.0250	28,000,000	0.0250
0.0900	600,000	296	0.0900	600,000	0.0900
0.2400	100,000	2.24	0.2400	100,000	0.2400
0.3788	2,204,386	0.81	0.3788	2,204,386	0.3788
0.5571	1,436,000	0.33	0.5571	1,436,000	0.5571
Total	139,311,417	3.27	$0.0172	139,311,417	$0.0172

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	414,576,110	$0.0265
Granted	167,419,113
Exercised	(90,260,439)
Canceled or expired	(334,838,226)
Outstanding at December 31, 2009	156,896,558	0.0212
Granted	-
Exercised	(17,585,141)	(0.0064)
Canceled or expired	-
Outstanding at March 31, 2010	139,311,417	$0.0172

During the three month period ended March 31, 2010, the Company issued an aggregate of 16,741,475 shares of common stock in exchange for the exercise of 17,585,138 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $93.112. 5,433,966 warrants were exercised on a cashless basis.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at March 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00400	542,743,584	4.13	$0.00400	532,230,251	$0.00400
.000844	80,883,534	5.61	$0.00844	26,961,178	0.00844
0.028	22,500,000	4.79	0.028	22,500,000	0.028
Total	646,127,118	4.34	$0.00539	581,691,429	$0.00513

  Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	551,883,534	0.00467
Exercised	—
Canceled or expired	(5,515,666)
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(494,700)	(0.004)
Canceled or expired	(605,000)	(0.004)
Outstanding at March 31, 2010:	646,127,118	$0.00539

On January 14, 2010, the Company granted options to purchase 22,500,000 shares of the Company’s common stock to directors. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.028 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	363.22%
Risk-free interest rate	2.51%
Dividend yield	—%

The aggregate fair value of vesting options of $1,021,110 was charged to current period operations.

NOTE 8 — FAIR VALUE

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2010:

	March 31, 2010
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$464,872	$464,872
Accounts receivable, net	175,913	175,913
Accounts payable and accrued liabilities	429,283	429,283
	$1,070,068	$1,070,068

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2010, a date that the financial statements were issued.

On April 1, 2010, subsequent to these financial statements, the Company issued a $600,000 Convertible Promissory Note that matures April 1, 2013. The Promissory Note bear a onetime interest charge at a rate of 6% and will be convertible into Company’s common stock at any time at a conversion rate of 70% of the lowest closing price in the 20 trading days previous to the conversion in exchange for $275,000 cash and a promissory note of $325,000 (net of payment of $275,000) bearing a onetime interest charge of 6.66%, due three years from date of issuance (April 1, 2013).

 MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 – SUBSEQUENT EVENTS (continued)

As a result of this transaction, the Company is required, effective April 1, 2010 to bifurcate the identified embedded derivative at the date of inception and mark to market each reporting period.  On April 1, 2010, subsequent to these financial statements, the Company recorded a noncash charge to operations of $271,283 representing the excess of derivative liabilities of $871,283 and the net face value of the promissory note of $600,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the United States Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue

Total revenue for the quarter ended March 31, 2010 was $268,867 compared with $417,428 for the same period in 2009, a decrease of $148,561 or 35.6%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $148,561 or 35.6% in the current quarter to $268,867. We did not have revenues during the quarters ended March 31, 2010 and 2009 attributable to contract revenues.

Gross Profit

The gross profit for the three months ended March 31, 2010, was $103,414 (38.5% of total revenue) compared with a gross profit of $144,356 (34.6% of total revenue) for the same three month period of 2009.

In this period, our gross profit margins increased from 34.6% to 38.5%, or a 11.3% increase.   By carefully managing the business we have been able to ensure that we are invoicing for all services preformed and therefore, we have been able to increase our total gross profit from the comparable period, last year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three months ended March 31, 2010, was $1,685,827 compared with $1,580,490 for the same three month period in 2009, an increase of $105,337. In the three months ended March 31, 2010, we recognized non-cash equity based compensation to service providers and employees of $1,078,532 as compared to $604,552 recorded as equity based compensation for the three months ended March 31, 2009.

Interest and Other Income

Interest and other income for the three month period ended March 31, 2010, was $234 compared to $906 for the same period in 2009.

Interest expense

Interest expense and amortization for the three month period ended March 31, 2010, was $2,925 compared with $448,497 in the same three month period of 2009. In the three months ended March 31, 2009, we recognized non-cash amortization expense amounting to $444,984, compared to $-0- in the same three month period of 2010.

Net Income (loss)

Net loss for the three month period ended March 31, 2010, was $1,585,104, compared to $1,883,725 for the same period in 2009.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of March 31, 2010, and December 31, 2009, are as follows:

	March 31,	December 31,
	2010	2009

Cash on hand	$464,872	$534,425

Working capital (deficit)	$(564,001)	$(229,469)

The Company purchased $5,569 in new fixed assets during the three month period ended March 31, 2010. Under current conditions, the Company anticipates purchasing approximately $15,000 in additional fixed assets in 2010.
Net cash used in operating activities totaled $432,096 for the three months ended March 31, 2010.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are

“upon receipt.” Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of March 31, 2010, was $175,913 net of an allowance of $15,589, a decrease of $31,796 from year ended December 31, 2009.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the three months ended March 31, 2010, the Company decreased its inventory on hand by $21,948 to $793,686.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and
Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 3, 20010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2010 that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Date: May 17, 2010	By: /s/ David Laky
Name: David Laky
Title: Chief Executive Officer and Principal Executive Officer

Date: May 17, 2010	By: /s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer and Principal Financial Officer