Form 10-Q
period 2010-06-30
MedClean Technologies, Inc.
filed 2010-08-23
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

As of August 19, 2010, there were 726,564,141 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$215,559	$534,425
Accounts receivable, net of $24,693 allowance	507,590	144,117
Revenues in excess of billings	7,679	7,679
Inventory	771,643	815,634
Prepaid expenses	56,208	32,646
Total current assets:	1,558,679	1,534,501

Property, plant and equipment, net	170,668	212,801

Other assets:
Notes receivable	731,222	-
Deposits	32,808	32,808

Total assets	$2,493,377	1,780,110

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$472,044	$253,742
Payroll liabilities	416,878	401,408
Deferred revenue	100,735	236,500
Billings in excess of revenue	1,021,673	657,673
Notes payable	220,497	214,647
Total current liabilities:	2,231,827	1,763,970

Long term debt:
Convertible notes, net of debt discount of $964,598	307,402	-
Total liabilities	2,539,229	1,763,970

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 708,612,530 and 675,478,445 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	70,861	67,548
Additional paid in capital	28,013,314	25,411,906
Accumulated deficit	(28,130,027)	(25,463,314)
Total stockholders' (deficit) equity:	(45,852)	16,140

Total liabilities and stockholders' (deficit) equity	$2,493,377	$1,780,110

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Sales and service revenues	$131,758	$354,755	$400,625	$772,182

Cost of sales	71,674	225,965	237,127	499,037

Gross profit	60,084	128,790	163,498	273,145

Operating expenses
Salaries and wages	570,422	1,995,716	1,762,731	3,063,579
General and administrative expenses	537,178	332,018	1,008,343	821,536
Depreciation	22,577	21,050	44,930	44,159
Total operating expenses	1,130,177	2,348,784	2,816,004	3,929,274

Loss from operations	(1,070,093)	(2,219,994)	(2,652,506)	(3,656,129)

Other income and expenses
Interest income	31,292	38	31,526	944
Interest expense	(42,808)	(448,203)	(45,733)	(896,700)

Net Loss before income taxes	(1,081,609)	(2,668,159)	(2,666,713)	(4,551,885)

Provision for income taxes (benefit)	-	-	-	-

Net Loss	$(1,081,609)	$(2,668,159)	$(2,666,713)	$(4,551,885)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and fully diluted	703,752,904	561,542,968	693,837,432	561,542,968

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,666,713)	$(4,551,885)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	47,702	44,159
Amortization of add on interest, net	(27,737)	-
Amortization of debt discount	36,398	-
Fair value of common stock, options and warrants issued for services rendered	1,541,079	3,278,155
(Increase) decrease in:
Accounts receivable	(363,473)	21,705
Inventory	43,991	(421,564)
Prepaid expenses	(23,562)	(59,617)
Increase (decrease) in:
Accounts payable	224,152	(549,459)
Payroll liabilities	15,470	-
Deferred revenue	(135,765)	5,784
Billings in excess of revenue	364,000	886,249
Deposits payable	-	(386,428)
Net cash used in operating activities	(944,458)	(1,732,901)

Cash flows from investing activities:
Purchase of equipment	(5,569)	(23,309)
Net cash used in investing activities	(5,569)	(23,309)

Cash flows from financing activities:
Proceeds from exercise of warrants	131,161	-
Proceeds from convertible notes payable	500,000	-
Net cash provided by financing activities	631,161	-

(Decrease) increase in cash and cash equivalents	(318,866)	(1,756,210)

Cash and cash equivalents, beginning of period	534,425	1,922,401

Cash and cash equivalents, end of period	$215,559	$166,191

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$883
Taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Equity based compensation	$1,541,079	$3,278,155

See the accompanying notes to these condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements is as follows:

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the SEC on March 3, 2010.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $24,693 and 15,589 as of June 30, 2010 and December 31, 2009, respectfully.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At June 30, 2010 and December 31, 2009 the Company had $100,735 and $236,500 in deferred revenue from maintenance agreements.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At June 30, 2010 and December 31, 2009, the Company has cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 10 for further discussion regarding fair valuation.

Stock based compensation

The Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As more fully described in Note 9 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 22,500,000 and -0- shares of common stock during the six-month period ended June 30, 2010 and 2009, respectively, to employees and directors of the Company.

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Component & spare parts	$747,867	$767,325
Consumables	23,776	30,980
Advance payments		17,329
Total inventory	$771,643	$815,634

Property, plant and equipment

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Office Furniture	$170,094	$164,525
Computers and Accessories	208,802	208,801
Leasehold Improvements	135,380	135,380
	514,276	508,706
Accumulated Depreciation	343,608	295,905
	$170,668	$212,801

During the three and six-month periods ended June 30, 2010, depreciation expense charged to operations was $23,739 and $47,702, respectively, of which $1,386 and $2,772 was included as part of cost of goods sold, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Shares issued upon conversion of convertible debt, outstanding warrants and options for the six-month  periods ending June 30, 2010 and 2009 amounting to 809,344,538 and 49,201,769 respectively were not included in the calculation for net loss per common share because it would be antidilutive or exceeded the average market price of the Company’s common stock for period.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(2,666,713)	$(4,551,885)	$(1,081,609)	$(2,668,159)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	693,837,432	561,542,968	703,752,904	561,542,968

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)	$(0.00)	$(0.00

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements, through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  ASU 2010-09 is effective for interim or annual financial periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The Company has available cash and cash equivalents of approximately $215,559 at June 30, 2010 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities. While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses which will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 3 – CONTRACTS IN PROCESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were four outstanding contracts at June 30, 2010 and December 31, 2009.  The following table summarizes these outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized		Billed	excess of Billings	of Revenues
Outstanding contracts at June 30, 2010:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
750,000	-		375,000	-	375,000
28,000			28,000		28,000

$2,907,164	1,142,507	(1)	$2,156,501	$7,679	$1,021,673

Outstanding contracts at December 31, 2009:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
78,000	-		39,000	-	39,000
$2,207,164	$1,142,507		$1,792,501	$7,679	$657,673

(1)   Revenue recognized in prior years on outstanding contracts.

NOTE 4 – NOTES RECEIVABLE

In connection with the issuance of convertible promissory notes as described in Note 6 below, the Company received an aggregate of $1,272,000 in secured notes receivable with add on interest of 6% and are due three years from the date of issuance.  During the three months ended June 30, 2010, the Company received an aggregate of $500,000 as payments.  The balance receivable as of June 30, 2010 is $731,222, net of unearned interest.

NOTE 5 – NOTES PAYABLE-SHORT TERM

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of June 30, 2010 and December 31, 2009 the balance due was $220,497 and $214,647 respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 – CONVERTIBLE NOTES

On April 1, 2010, the Company issued a $600,000 Convertible Promissory Note that matures March 31, 2013. The Promissory Note bear a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $332,481 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged operations as interest expense ratably over the term of the note.

For the six months ended June 30, 2010, the Company amortized the debt discount and charged $27,631 to interest expense.

As of June 30, 2010, $450,000 of the above proceeds has been received related note receivable (see Note 4).

On June 14, 2010, the Company issued a $600,000 Convertible Promissory Note that matures June 13, 2013. The Promissory Note bear a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $600,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to operations as interest expense ratably over the term of the note.

For the six months ended June 30, 2010, the Company amortized the debt discount and charged $8,767 to interest expense.

As of June 30, 2010, $50,000 of the above proceeds has been received related note receivable (see Note 4).

NOTE 7 – CAPITAL STOCK

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

As of June 30, 2010 and December 31, 2009, the Company has 708,612,530 and 675,478,445 shares of common stock and no preferred stock issued and outstanding, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – CAPITAL STOCK (continued)

During the six month period ended June 30, 2010, the Company issued an aggregate of 9,800,000 shares of its common stock in exchange for services rendered.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 8 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	28,000,000	3.08	$0.0040	28,000,000	$0.0040
0.0075	75,069,071	3.09	0.0075	75,069,071	0.0075
0.0250	28,000,000	3.09	0.0250	28,000,000	0.0250
0.0900	600,000	2.71	0.0900	600,000	0.0900
0.2400	100,000	1.99	0.2400	100,000	0.2400
0.3788	2,204,386	0.56	0.3788	2,204,386	0.3788
0.5571	1,436,000	0.08	0.5571	1,436,000	0.5571
Total	135,409,457	3.02	$0.0172	135,409,457	$0.0172

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	414,576,110	$0.0265
Granted	167,419,113
Exercised	(90,260,439)
Canceled or expired	(334,838,226)
Outstanding at December 31, 2009	156,896,558	0.0212
Granted	-
Exercised	(21,487,101)	(0.0064)
Canceled or expired	-
Outstanding at June 30, 2010	135,409,457	$0.0172

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 – WARRANTS AND OPTIONS (continued)

During the six month period ended June 30, 2010, the Company issued an aggregate of 20,643,435 shares of common stock in exchange for the exercise of 21,487,101 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $122,377. 5,433,966 warrants were exercised on a cashless basis.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at June 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00400	540,547,634	3.88	$0.00400	521,301,867	$0.00400
0.00844	80,883,534	5.36	$0.00844	26,961,178	0.00844
0.02800	22,500,000	4.54	0.02800	22,500,000	0.028
Total	643,931,168	4.09	$0.00539	570,763,045	$0.00513

  Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	551,883,534	0.00467
Exercised	—
Canceled or expired	(5,515,666)
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(605,000)	(0.004)
Outstanding at June 30, 2010:	643,931,168	$0.00539

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

The fair value for these awards was estimated using the Black-Scholes option pricing model with the following weighted average assumptions, assuming no expected dividends:

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 – WARRANTS AND OPTIONS (continued)

Expected life (years)	5
Expected volatility	363.22%
Risk-free interest rate	2.51%
Dividend yield	—%

The aggregate fair value of vesting options of $1,378,499 was charged to current period operations for the six months ended June 30, 2010.

NOTE 9 — FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2010:

	June 30, 2010
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$215,559	$215,559
Accounts receivable, net	507,590	507,590
Accounts payable and accrued liabilities	(472,044)	(472,044)
	$251,105	$251,105

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 — FAIR VALUE (continued)

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Revenue

Total revenue for the quarter ended June 30, 2010 was $131,758 compared with $354,755 for the same period in 2009, a decrease of $222,997 or 63%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $222,997 or 63% in the current quarter to $131,758. We did not have revenues during the quarters ended June 30, 2010 and 2009 attributable to contract revenues.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

The gross profit for the three months ended June 30, 2010, was $60,084 (45.6% of total revenue) compared with a gross profit of $128,790 (36.3% of total revenue) for the same three month period of 2009.

In this period, our gross profit margins increased from 36.3% to 45.6%, or a 25.6% increase.   By carefully managing the business we have been able to ensure that we are invoicing for all services performed and therefore, we have been able to increase our gross profit percentage from the comparable period, last year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three months ended June 30, 2010, was $1,130,177 compared with $2,348,784 for the same three month period in 2009, a decrease of $1,218,607. In the three months ended June 30, 2009, we recognized non-cash equity based compensation to service providers and employees of $1,738,636 as compared to $458,749 recorded as equity based compensation for the three months ended June 30, 2010.

Interest and Other Income

Interest and other income for the three month period ended June 30, 2010, was $31,292 compared to $38 for the same period in 2009.  The increase is due to the interest earned on our notes receivable entered into in the current quarter.

Interest expense

Interest expense and amortization for the three month period ended June 30, 2010, was $42,808 compared with $448,203 in the same three month period of 2009. During the three months ended June 30, 2009, we recognized non-cash amortization expense amounting to $444,984, compared to $36,398 in the same three month period of 2010.

Net Income (loss)

Net loss for the three month period ended June 30, 2010, was $1,081,609, compared to $2,668,159 for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Revenue

Total revenue for the six months ended June 30, 2010 was $400,625 compared with $772,182 for the same period in 2009, a decrease of $371,557 or 48.1%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $371,557 or 48.1% in the current quarter to $400,625. We did not have revenues during the quarters ended June 30, 2010 and 2009 attributable to contract revenues.

Gross Profit

The gross profit for the six months ended June 30, 2010, was $163,498 (40.8% of total revenue) compared with a gross profit of $273,145 (35.4% of total revenue) for the same three month period of 2009.

In this period, our gross profit margins increased from 35.4% to 40.8%, or a 13.2% increase.   By carefully managing the business we have been able to ensure that we are invoicing for all services performed and therefore, we have been able to increase our gross profit percentage from the comparable period, last year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the six months ended June 30, 2010, was $2,816,004 compared with $3,929,274 for the same three month period in 2009, a decrease of $1,113,270. In the six months ended June 30, 2009, we recognized non-cash equity based compensation to service providers and employees of $3,278,155 as compared to $1,541,079 recorded as equity based compensation for the three months ended June 30, 2010.

Interest and Other Income

Interest and other income for the six month period ended June 30, 2010, was $31,526 compared to $944 for the same period in 2009.  The increase is due to the interest earned on our notes receivable entered into in the current quarter.

Interest expense

Interest expense and amortization for the six month period ended June 30, 2010, was $45,733 compared with $896,700 in the same three month period of 2009. During the six months ended June 30, 2009, we recognized non-cash amortization expense amounting to $889,967, compared to $36,398 in the same three month period of 2010.

Net Income (loss)

Net loss for the six month period ended June 30, 2010, was $2,666,713, compared to $4,551,885 for the same period in 2009.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of June 30, 2010, and December 31, 2009, are as follows:

	June 30,	December 31,
	2010	2009

Cash on hand	$215,559	$534,425

Working capital (deficit)	$(673,148)	$(229,469)

The Company purchased $5,569 in new fixed assets during the six month period ended June 30, 2010. Under current conditions, the Company anticipates purchasing approximately $10,000 in additional fixed assets in 2010. Net cash used in operating activities totaled $944,458 for the six months ended June 30, 2010.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.” Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of June 30, 2010, was $507,590 net of an allowance of $24,693, an increase of $363,473 from year ended December 31, 2009.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the six months ended June 30, 2010, the Company decreased its inventory on hand by $43,991 to $771,643.

During the six months ended June 30, 2010, we issued an aggregate of $1,200,000 in exchange for notes receivable, of which, we have collected a total of $500,000 to assist us in meeting our cash needs.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 3, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2010 that were not otherwise disclosed on a Form 8-K.

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

MEDCLEAN TECHNOLOGIES, INC.

Date: August XX, 2010	By: /s/ David Laky
Name: David Laky
Title: Chief Executive Officer and Principal Executive Officer

Date: August XX, 2010	By: /s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer and Principal Financial Officer