Form 10-Q
period 2010-09-30
MedClean Technologies, Inc.
filed 2010-11-15
CIK 40528

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

As of November 12, 2010, there were 809,743,450 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash	$112,529	$534,425
Accounts receivable, net of $24,693 allowance	493,506	144,117
Revenues in excess of billings	7,679	7,679
Inventory	793,145	815,634
Prepaid expenses	81,478	32,646
Total current assets:	1,488,337	1,534,501

Property, plant and equipment, net	146,841	212,801

Other assets:
Deposits	32,808	32,808

Total assets	$1,667,986	1,780,110

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued liabilities	$560,037	$253,742
Payroll liabilities	396,336	401,408
Deferred revenue	82,814	236,500
Billings in excess of revenue	805,041	657,673
Notes payable	223,422	214,647
Total current liabilities:	2,067,650	1,763,970

Long term debt:
Convertible notes, net of debt discount of $309,373	190,627	-
Total liabilities	2,258,277	1,763,970

Stockholders' (deficit) equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 764,496,874 and 675,478,445 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	76,450	67,548
Additional paid in capital	28,219,888	25,411,906
Accumulated deficit	(28,886,629)	(25,463,314)
Total stockholders' (deficit) equity:	(590,291)	16,140

Total liabilities and stockholders' (deficit) equity	$1,667,986	$1,780,110

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Contract revenue earned	$-	$1,229,361	$-	$1,229,361
Sales and service revenues	306,825	326,931	707,450	1,099,113
Total revenues	306,825	1,556,292	707,450	2,328,474

Cost of sales	53,084	642,043	290,211	1,141,080

Gross profit	253,741	914,249	417,239	1,187,394

Operating expenses
Salaries and wages	550,832	250,768	2,313,563	3,314,347
General and administrative expenses	398,943	299,811	1,407,286	1,121,347
Depreciation	22,523	20,998	67,453	65,157
Total operating expenses	972,298	571,577	3,788,302	4,500,851

(Loss) income from operations	(718,557)	342,672	(3,371,063)	(3,313,457)

Other income and expenses
Interest and other income	41	-	345	944
Interest expense	(35,165)	(3,366)	(52,597)	(900,066)

Net (Loss) Income before income taxes	(753,682)	339,306	(3,423,315)	(4,212,579)

Provision for income taxes (benefit)	-	-	-	-

Net (Loss) Income	$(753,682)	$339,306	$(3,423,315)	$(4,212,579)

(Loss) income per common share, basic	$(0.00)	$0.00	$(0.00)	$(0.01)

(Loss) income per common share, basic	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic	727,746,491	561,542,968	705,264,662	561,542,968

Weighted average common shares outstanding, fully diluted	727,746,491	561,542,968	705,264,662	561,542,968

See the accompanying notes to these unaudited condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,423,315)	$(4,212,579)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	71,529	65,157
Amortization of debt discount	43,822	-
Fair value of common stock, options and warrants issued for services rendered	1,943,064	3,313,579
(Increase) decrease in:
Accounts receivable	(349,389)	(89,525)
Inventory	22,489	47,813
Prepaid expenses	(48,832)	(17,792)
Increase (decrease) in:
Accounts payable	315,070	(549,604)
Payroll liabilities	(5,072)	-
Deferred revenue	(153,686)	93,957
Billings in excess of revenue	147,368	(1,966)
Deposits payable	-	(298,908)
Net cash used in operating activities	(1,436,952)	(1,649,868)

Cash flows from investing activities:
Purchase of equipment	(5,569)	(23,308)
Net cash used in investing activities	(5,569)	(23,308)

Cash flows from financing activities:
Proceeds from issuance of put agreements	300,000	-
Proceeds from exercise of warrants	220,625	-
Proceeds from issuance of convertible notes	500,000	-
Net cash provided by financing activities	1,020,625	-

(Decrease) increase in cash and cash equivalents	(421,896)	(1,673,176)

Cash and cash equivalents, beginning of period	534,425	1,922,401

Cash and cash equivalents, end of period	$112,529	$249,225

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,198	$1,324
Taxes	$-	$-

See the accompanying notes to these condensed consolidated financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 3, 2010.

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

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $24,693 and $15,589 as of September 30, 2010 and December 31, 2009, respectfully.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company provides a one year warranty on the systems it installs. The Company also obtains a one year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At September 30, 2010 and December 31, 2009 the Company had $82,814 and $236,500 in deferred revenue from maintenance agreements.

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

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At September 30, 2010 and December 31, 2009, the Company has cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As more fully described in Note 9 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 22,500,000 and 471,000,000 shares of common stock during the nine-month period ended September 30, 2010 and 2009, respectively, to employees and directors of the Company.

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Component & spare parts	$756,444	$767,325
Consumables	36,701	30,980
Advance payments		17,329
Total inventory	$793,145	$815,634

Property, plant and equipment

The Company has property, plant and equipment that consist of automobiles, computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Office Furniture	$170,095	$164,525
Computers and Accessories	208,801	208,801
Leasehold Improvements	135,380	135,380
Total property, plant and equipment	514,276	508,706
Accumulated Depreciation	367,435	295,905
	$146,841	$212,801

During the three and nine-month periods ended September 30, 2010, depreciation expense charged to operations was $23,827 and $71,529, respectively, of which $1,304 and $4,076 was included as part of cost of goods sold, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Shares issued upon conversion of convertible debt, outstanding warrants and options for the nine-month  periods ending September 30, 2010 and 2009 amounting to 887,342,295 and 619,096,836 respectively were not included in the calculation for net loss per common share because it would be antidilutive or exceeded the average market price of the Company’s common stock for period.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss (income) per statement of operations	$(3,423,315)	$(4,212,579)	$(753,681)	$(339,306)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding-Basic	705,264,662	561,542,968	727,746,491	561,542,968

Basic EPS (LPS)	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding-Fully diluted	705,264,662	561,542,968	727,746,491	561,542,968
Fully diluted EPS (LPS)	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Recent Accounting Pronouncements

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The Company has available cash and cash equivalents of approximately $112,529 at September 30, 2010 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities. While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses which will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 – CONTRACTS IN PROCESS

The Company entered into construction type contracts to furnish and install its systems in hospitals. There were five outstanding contracts at September 30, 2010 and four outstanding contracts at December 31, 2009.  The following table summarizes these outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized		Billed	excess of Billings	of Revenues
Outstanding contracts at September 30, 2010:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
750,000	-		375,000	-	375,000
445,200	-		-	-	-
$3,041,416	1,142,507	(1)	$1,939,869	$7,679	$805,041	(2)

Outstanding contracts at December 31, 2009:
$1,327,930	$949,221		$1,327,930	$-	$378,709
231,257	29,347		21,668	7,679	-
287,029	163,939		215,271	-	51,332
282,948	-		188,632	-	188,632
78,000	-		39,000	-	39,000
$2,207,164	$1,142,507		$1,792,501	$7,679	$657,673

(1)   Revenue recognized in prior years on outstanding contracts.
(2)   Deferred revenues to be recognized based upon our Revenue Recognition policy.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4 – NOTES PAYABLE-SHORT TERM

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of September 30, 2010 and December 31, 2009 the balance due was $214,647 and $214,647 respectively.

NOTE 5 – LINE OF CREDIT

On August 5, 2010, the Company and Southridge Partners II, LP (“Southridge”) entered into an Equity Credit Agreement (the “Equity Credit Agreement”). Pursuant to the Agreement, Southridge has agreed to provide the Company with up to $15,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the “Equity Line”).  During this 36-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Southridge, which is obligated to purchase the shares under the Equity Line Agreement. For each share of our common stock purchased under the Equity Credit Agreement, Southridge will pay ninety-five percent (95%) of the average of two lowest closing bid price of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to Southridge in a manner provided by the Equity Credit Agreement.  Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares.

During the nine months ended September 30, 2010, the Company “put” 32,145,841 shares of common stock for $300,000.

NOTE 6 – CONVERTIBLE NOTES

On April 1, 2010, the Company issued a $600,000 Convertible Promissory Note that matures March 31, 2013 in exchange for a promissory note receivable. The Promissory Note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the Convertible Promissory Note.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $303,195 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged operations as interest expense ratably over the term of the note.

For the nine months ended September 30, 2010, the Company amortized the debt discount and charged $39,529 to interest expense.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – CONVERTIBLE NOTES (continued)

As of September 30, 2010, $450,000 has been has been received on the related note receivable.

On June 14, 2010, the Company issued a $600,000 Convertible Promissory Note that matures June 13, 2013 in exchange for a promissory note receivable. The Promissory Note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the Convertible Promissory Note.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to operations as interest expense ratably over the term of the note.

For the nine months ended September 30, 2010, the Company amortized the debt discount and charged $4,292 to interest expense.

As of September 30, 2010, $50,000 has been received on the related note receivable.
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

As of September 30, 2010 and December 31, 2009, the Company has 764,496,874 and 675,478,445 shares of common stock and no preferred stock issued and outstanding, respectively.

During the nine month period ended September 30, 2010, the Company issued an aggregate of 16,000,000 shares of its common stock in exchange for services rendered.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2010:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	28,000,000	2.83	$0.0040	28,000,000	$0.0040
0.0075	69,530,571	2.84	0.0075	69,530,571	0.0075
0.0250	28,000,000	2.84	0.0250	28,000,000	0.0250
0.0900	600,000	2.46	0.0900	600,000	0.0900
0.2400	100,000	1.74	0.2400	100,000	0.2400
0.3788	2,204,386	0.31	0.3788	2,204,386	0.3788
Total	128,434,957	2.77	$0.0172	128,434,957	$0.0172

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	414,576,110	$0.0265
Granted	167,419,113
Exercised	(90,260,439)
Canceled or expired	(334,838,226)
Outstanding at December 31, 2009	156,896,558	0.0212
Granted	-
Exercised	(27,025,601)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at September 30, 2010	128,434,957	$0.0172

During the nine month period ended September 30, 2010, the Company issued an aggregate of 26,181,935 shares of common stock in exchange for the exercise of 27,025,601 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $122,377. 5,433,966 warrants were exercised on a cashless basis.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 – WARRANTS AND OPTIONS (continued)

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00400	528,547,634	3.63	$0.00400	513,926,867	$0.00400
0.00844	80,883,534	5.11	$0.00844	26,961,178	0.00844
0.02800	22,500,000	4.29	0.02800	22,500,000	0.028
Total	631,931,168	384	$0.00539	563,388,045	$0.00513

  Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	551,883,534	0.00467
Exercised	—
Canceled or expired	(5,515,666)
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(14,690,650)	(0.004)
Canceled or expired	(605,000)	(0.004)
Outstanding at September 30, 2010:	631,931,168	$0.00539

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

The aggregate fair value of vesting options of $1,715,425 was charged to current period operations for the nine months ended September 30, 2010.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2010:

	September 30, 2010
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$112,529	$215,559
Accounts payable and accrued liabilities	(559,814)	(472,044)
	$447,285	$256,485

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued and determined no reported event occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Revenue

Total revenue for the quarter ended September 30, 2010 was $306,825 compared with $1,556,292 for the same period in 2009, a decrease of $1,249,467 or 80.1%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $20,106 or 6.1% in the current quarter to $306,825. We did not have recognizable contract revenues during the quarter ended September 30, 2010.  In 2009, we completed a contract totaling $1,229,361.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

The gross profit for the three months ended September 30, 2010, was $253,741 (82.8% of total revenue) compared with a gross profit of $914,249 (58.7% of total revenue) for the same three month period of 2009.

In this period, our gross profit margins increased from 58.7% to 82.7%, or a 40.9% increase.   By carefully managing the business we have been able to ensure that we are invoicing for all services performed and therefore, we have been able to increase our gross profit percentage from the comparable period, last year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010, was $972,298 compared with $571,577 for the same three month period in 2009, an increase of $400,720. In the three months ended September 30, 2010, we recognized non-cash equity based compensation to service providers and employees of $336,926 as compared to $35,424 recorded as equity based compensation for the three months ended September 30, 2010.

Interest and Other Income

Interest and other income for the three month period ended September 30, 2010, was $41 compared to $-0- for the same period in 2009.
Interest expense

Interest expense and amortization for the three month period ended September 30, 2010, was $35,165 compared with $3,366 in the same three month period of 2009. During the three months ended September 30, 2010, we recognized non-cash amortization expense amounting to $29,675, compared to $-0- in the same three month period of 2009.

Net Income (loss)

Net loss for the three month period ended September 30, 2010, was $753,681, compared to a profit of $339,306 for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenue

Total revenue for the nine months ended September 30, 2010 was $707,450 compared with $2,328,474 for the same period in 2009, a decrease of $1,621,024 or 69.6%.

Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $391,663 or 35.6% in the first nine month period to $707,450.  We did not have recognizable contract revenues during the quarter ended September 30, 2010.  In 2009, we completed contracts totaling $1,229,361.

Gross Profit

The gross profit for the nine months ended September 30, 2010, was $417,239 (59.0% of total revenue) compared with a gross profit of $1,187,394 (51.0% of total revenue) for the same nine month period of 2009.

In this period, our gross profit margins increased from 51.0% to 59.0%, or a 15.7% increase.   By carefully managing the business we have been able to ensure that we are invoicing for all services performed and therefore, we have been able to increase our gross profit percentage from the comparable period, last year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2010, was $3,788,302 compared with $4,500,851 for the same three month period in 2009, a decrease of $712,549. In the nine months ended September 30, 2009, we recognized non-cash equity based compensation to service providers and employees of $3,313,579 as compared to $1,715,415 recorded as equity based compensation for the nine months ended September 30, 2010.

Interest and Other Income

Interest and other income for the nine month period ended September 30, 2010, was $345 compared to $944 for the same period in 2009.

Interest expense

Interest expense and amortization for the nine month period ended September 30, 2010, was $52,597 compared with $900,066 in the same nine month period of 2009. During the nine months ended September 30, 2009, we recognized non-cash amortization expense amounting to $889,967, compared to $43,822 in the same three month period of 2010.

Net Income (loss)

Net loss for the nine month period ended September 30, 2010, was $3,423,315, compared to $4,212,579 for the same period in 2009.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of September 30, 2010, and December 31, 2009, are as follows:

	September 30,	December 31,
	2010	2009

Cash on hand	$112,529	$534,425

Working capital (deficit)	$(579,313)	$(229,469)

The Company purchased $5,569 in new fixed assets during the nine month period ended September 30, 2010. Under current conditions, the Company anticipates purchasing approximately $5,000 in additional fixed assets in 2010. Net cash used in operating activities totaled $1,436,952 for the nine months ended September 30, 2010.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.” Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of September 30, 2010, was $493,506 net of an allowance of $24,693, an increase of $349,389 from year ended December 31, 2009.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During the nine months ended September 30, 2010, the Company decreased its inventory on hand by $22,489 to $793,145.

During the nine months ended September 30, 2010, we issued an aggregate of $1,200,000 in exchange for notes receivable, of which, we have collected a total of $500,000 to assist us in meeting our cash needs.  In addition, we received $300,000 from our equity line of credit whereby we issued an aggregate of 32,145,841 shares of our common stock as part of the put agreement.

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

Item 4. Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2010 that were not otherwise disclosed on a Form 8-K.

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

MEDCLEAN TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer and Principal Executive Officer

Date: November 15, 2010	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer and Principal Accounting Officer