Form 10-K
period 2010-12-31
MedClean Technologies, Inc.
filed 2011-03-31
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-03125

MEDCLEAN TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	21-0661726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3 Trowbridge Drive Bethel, CT	06801
(Address of principal executive offices)	(Zip Code)

(203) 798-1080
 (Registrants telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrants voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2010 was $14,384,834.  As of March 21, 2011, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 1,230,581,369.

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

PART I

Item 1.  Business.

Background

MedClean Technologies, Inc. (“MCLN,” “MedClean” or the “Company”) is in the business of providing medical waste treatment solutions.  MedClean designs, sells, and installs turnkey regulated medical waste solutions that are a flexible enough to be installed as a custom configuration at a customer location, delivered as a self-contained portable solution for specific applications, and can also scale in size to support the needs of independent waste processing facilities serving a wide variety of customer’s needs.  MedClean also provides services, through its extensive distributor and transport partner program that enables the Company the flexibility to service most, if not all, regulated medical waste streams as well as support HIPAA document destruction.

The principal business offices of MedClean are located at 3 Trowbridge Drive, Bethel, Connecticut 06801, and their telephone number at that address is (203) 798-1080. On November 1, 2008, the Company began leasing the remaining 11,834 sq ft of space at its existing facility in Bethel, CT., in order to provide additional space for assembling the MedClean systems (See “Description of Properties” below).

History

Effective January 2, 2009, the Company changed its corporate name from Aduromed Industries, Inc. to MedClean Technologies, Inc. Also, effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation (“Aduromed”), with and into the Company.

On July 10, 2008, Aduromed entered into a Master Restructuring Agreement (“MRA”) with Pequot Capital Management, Inc. (“Pequot”), on behalf of various funds managed by Pequot (the “Pequot Funds”), Sherleigh Associates Inc. Defined Benefit Pension Plan (“Sherleigh”), holders of $1,225,000 in principal amount of the Company’s 12% Secured Promissory Notes due July 31, 2008 (the “Bridge Loan Holders”), and Mr. Joseph Esposito, corporate and business development advisor to the Company (“Esposito”) regarding their respective investments in the Company (the “MRA”).

Existing investments in the Company were restructured pursuant to the terms of the MRA and certain other changes were implemented and all transactions were deemed to occur contemporaneously as of August 4, 2008 (the “Effective Time”). The major terms of the MRA are as follows:

•
Sherleigh (i) exchanged its shares of Series A and Series B Preferred Stock into 20,000,081 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), (ii) exchanged accumulated dividends payable on its Series A and Series B Preferred Stock as of June 30, 2008 in the amount of $383,576 into 15,343,040 shares of Common Stock and received additional common stock purchase warrants for 15,343,040 shares of Common Stock at an exercise price of $0.025 per share, and (iii) exchanged liquidated damages in the amount of $215,000 payable to Sherleigh by the Company into 8,600,000 shares of Common Stock and received additional common stock purchase warrants for 8,600,000 shares of Common Stock at an exercise price of $0.025 per share.

•
The Pequot Funds surrendered their shares of Series A and Series B Preferred Stock to the Company, which shares were cancelled, and the Pequot Funds forfeited their right to receive accumulated dividends payable on their Preferred Stock as of June 30, 2008 in the amount of $690,436 and liquidated damages in the amount of $387,000 payable to the Pequot Funds by the Company.

•
The Series A and B Preferred warrants were amended such that they collectively represent the right to purchase 55,999,998 shares of Common Stock at an exercise price of $0.025 per share, of which Pequot Funds hold warrants for the purchase of 36,000,001 shares of Common Stock and Sherleigh holds warrants for the purchase of 19,999,997 shares of Common Stock.  Further, the weighted average anti-dilution rights were terminated.

•	The Amended and Restated Stockholders Agreement, dated as of January 23, 2006, by and among the Company, Aduromed, the Pequot Funds and Sherleigh was terminated.

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

•
The employment agreements of Damien R. Tanaka, former Chief Executive Officer and Kevin T. Dunphy, former Chief Financial Officer were terminated and new employment agreements were entered into with such individuals.

Pursuant to the terms of the MRA, (i) $350,000 of new money was invested into the Company as of July 11, 2008, (ii) $250,000 of new money was invested into the Company as of July 25, 2008, (ii) $3,205,000 of new money was invested into the Company as of August 4, 2008, (iii) $600,000 of new money was invested into the Company as of August 7, 2008, (iv) $250,000 of new money was invested into the Company as of August 12, 2008, (v) $210,000 of new money was invested into the Company as of August 22, 2008, (vi) $25,000 of new money was invested into the Company as of August 28, 2008, and (vii) $56,000 of new money was invested into the Company as of August 29, 2008, for a total gross proceeds to the Company of $4,946,000.  The total net proceeds after placement fees were $4,868,000.  These investors received a total of 347,147,890 shares of Common Stock and common stock purchase warrants to purchase a total of 64,777,455 shares of Common Stock at a purchase price of $0.025 per share, exercisable for a period of five years.  Existing securities holders of the Company including the Pequot Funds, Sherleigh and the Bridge Loan Holders converted their derivative securities into 179,053,415 shares of Common Stock and common stock purchase warrants to purchase a total of 124,060,769 shares of Common Stock at a purchase price of $0.025 per share, exercisable for a period of five years.

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.  Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in MedClean.  Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

During the past three years prior to the consummation of the Merger, the Company had no material assets.

Aduromed was formed in 1997, as a Connecticut limited liability company by Mr. Damien R. Tanaka and two investors/members under the name “Automated Process LLC.”  In September, 2002, (i) the two investors/members withdrew as members, (ii) Aduromed was reorganized as a Delaware corporation, changing its name to “Aduromed Corporation” and (iii) several third parties invested funds in Aduromed to become minority shareholders, warrant holders and creditors.

MedClean’s Business

The principal product of MedClean is providing medical waste treatment solutions.  The Company designs, sells, and installs turnkey regulated medical waste solutions that are a flexible enough to be installed as a custom configuration at a customer location, delivered as a self-contained portable solution for specific applications, and can also scale in size to support the needs of independent waste processing facilities serving a wide variety of customer’s needs.  The Company also provides services, through its extensive distributor and transport partner program that enables the Company the flexibility to service most, if not all, regulated medical waste streams as well as support HIPAA document destruction.

All MedClean products and services are focused on the conversion of Regulated Medical Waste (RMW) into municipal solid waste (MSW). The disposal of both RMW and MSW is generally regulated on the state and local levels. RMW is solid non-hazardous waste generated in connection with the diagnosis, treatment or immunization of human beings or animals, in research pertaining thereto, or in the production of testing of biologicals, and includes bandages and other materials containing potentially infectious bodily fluids, culture dishes and other glassware, discarded surgical gloves and surgical instruments, “sharps” (e.g. needles), cultures, stocks, swabs and lancets.

The MedClean System is comprised of integrated equipment installed at a generator’s medical facility or a processor’s treatment facility and is comprised of (i) an autoclave vessel to sterilize the material, (ii) a shredding device to convert the material into unrecognizable confetti-like material, (iii) its Auto-Touch® proprietary control panel, (iv) and related services as required. Ancillary equipment includes Quiet Carts® with disposable plastic liners used for intramural collection of the RMW at points of generation within the medical facility, the containerization of the waste during the autoclave sterilization process and the mechanical dumping of the waste into the shredding device. The System is automated to minimize personnel contact with the material and to assure regulatory compliance in the conversion process (See “Business of the Company - Products” below).

MedClean’s consumable supplies, sold periodically to customers, include the liners for the Quiet Carts®, cutting blades for the shredder and supplies such as deodorizers and paper print rolls for use with the autoclaves and control panels. (See “Business of the Company - Products” below).

Products

The Company’s principal products are the MedClean® series systems and related services.  The MedClean® system includes the following equipment, machinery, and services:

•	An autoclave vessel to sterilize the medical waste;

•	A shredding device, the MedClean® Shredder, to convert sterilized waste material into a harmless, non-recognizable confetti-like material qualifying the end product as safe municipal solid waste;

•
A unique AutoTouch® control station with software and hardware components that integrate and bundle all operating and data recording functions into a system complying with regulatory requirements for conversion and disposal of medical waste, including real time centralized monitoring of the system’s functions;

•	A material transporter to mechanically transport the processed waste from shredder to the municipal solid waste compacting dumpster;

•
A QuietCart® transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

•
Services to transport the waste from the point of generation through the point of treatment.  Services include waste transportation at the waste generation facility, equipment operation on-site, waste transportation to a processing facility, and operation of equipment at the processing facility.

•	Waste streams addressed through the combination of products and services (collectively labeled as Technology enabled Services (TeS)). TeS provided by the Company include:

Waste Stream	Today	Future
Regulated Medical Waste	Current Product	Product, Partnership
Sharps	Current Product	Product, Partnership
Confidential Documents (HIPAA)	Current Product, Partnership	Product, Partnership
Chemo / Path	Partnership	Product, Partnership
Pharmaceutical Waste	Partnership	Product, Partnership
Hazardous Waste	Partnership	Partnership
Organics	Partnership	Partnership
Universal Waste	Partnership	Partnership

Key advantages of the MedClean Equipment:

The control panel of the AutoTouch® Control Station assures regulatory compliance by means of patent pending proprietary software. The software prevents any deviation from the step-by-step processing of the waste, requires insertion of codes by operators to access the system and monitors and records on a real time basis. It governs the various aspects of the system’s processes, including the load weight during each cycle and the calculation and employment of the proper sterilization parameters of weight, pressure, temperature and time. The ability to shortcut or over-ride any of the steps in the waste conversion process is circumscribed by the features of the control panel and its software.

Operation of the system through the control panel is simple, since it dictates each step to be taken. Once the operator enters the appropriate codes into the control screen, the system prohibits the operator from taking a “short cut” to circumvent the required steps and procedures. Relatively little instruction is required of the operator. However, a tutorial is offered via the software through the control panel, and an operator can be fully trained within a few hours. The AutoTouch® control system can be configured in multiple languages, including English and Spanish.

The AutoTouch® software permits real time centralized monitoring of all the functions and uses of each system by the Company. Additionally, the centralized monitors track proper operation of a particular system. They also alert the Company to the need to provide clients with supplies and preventative maintenance visits.

The AutoTouch® control panel and software are proprietary properties of the Company are unique within the industry.

The MedClean Series System equipment is offered in three configurations:

•	Container (modified 40/45/53’ x 9’ metal shipping container);

•	Portable (container as trailer); and

•	Fixed (traditional installation within the facility)

As a standard product, a containerized System can now be delivered within 6-12 weeks after receipt of an order and installed in a “plug and play” mode whereby all utilities required to operate the system are connected via a utility umbilical cord.  The container can either be rigged to a position at grade level or installed on a simple steel support framework level with the facility’s loading dock.

The portable system can be operated as a true tractor-trailer portable unit servicing the needs of several facilities within a prescribed geographic area and also features the same utility umbilical cord design.  This system configuration expands MedClean’s key target market, affording it the opportunity to service smaller hospitals that produce lower volumes of regulated medical waste on an individual basis but in the aggregate have sufficient volume to support the investment.

The fixed System, MedClean’s “traditional” installed technology, is available for those prospective clients who wish not to choose a containerized system.

Both the container and portable systems can be configured with on-board steam and/or electrical generators to further simplify installation and access to utilities.

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

Services

The Company has developed a network of distributor and transport partners whose service offerings complement our traditional equipment offerings.  These partners can be categorized as follows:

•
Certified Transport Partner (CSP) – A CSP is a waste transporter or hauler that has also established a commercial relationship with MedClean.  The commercial relationship is in the form of a mutually beneficial contractual arrangement, whereby MedClean will be compensated for business leads that are provided by MedClean to the CSP which result in new business to the CSP and/or the CSP will be awarded a discount on equipment purchased from MedClean should they choose to purchase equipment in order to create their own independent processing center.

•
Certified Distributor Partner (CDP) – An original equipment manufacturer representative company that sells MedClean’s products and services within a defined regional basis.  Each CDP meets the following criteria: (i) the company has a history of selling products and services into the hospital market; (ii) the company will field sales representatives to actively sell two to four systems on an annual basis within their region; (iii) the company will provide field personnel for Certified Equipment Training in order to provide local services for items such as Preventive Maintenance (PM) and Corrective Maintenance (CM) as required.

•
Other – MedClean has also established a network of transporters and haulers that are not bound by commercial terms at this time but who do offer services such as personnel to operate the equipment or transport waste within a facility or facility affiliate.

•
eCommerce – MedClean has engaged in a program to provide group purchasing power to certified and other partners.  MedClean is offering products commonly used by medical facilities to partners as an extended service to enhance business relationships and recurring revenue opportunities.  Products offered for resale will change from time to time based upon demands in the market we are serving.

The combination of MedClean’s products with partner services is labeled Technology enabled Services (TeS) by the Company.

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

*MedClean “TeS” or future product alternative.

The Company traditionally addressed the LQG segment – Very Large Hospitals >400 beds.  The Company’s new medical waste solutions platform based upon TeS will enable the Company to address opportunities across the entire regulated medical waste market.  Additionally, the Company is considering product line extensions through technology licensing and/or reseller agreements to provide its Certified Distributor Partner sales force and direct and agent sales network with solutions to further penetrate this target rich environment.

For SQGs there has been no realistic alternative to hauling, and any on-site solutions have been too expensive or inefficient.  Because of this, the SQG segment represents an excellent opportunity for the Company’s TeS platform as well as a potential target for a future MedClean product and / or for the Company to license or co-develop new products.

The current U.S. medical waste market is estimated to be $2.0 billion (3.1 billion pounds) annually.  Additionally, there exists an estimated $2.0 billion in confidential document destruction annually in this same market segment.

The Company’s current and pending installations, both domestically and internationally, total 38 locations, including two existing processing centers with three new processing centers slated for installation in 2011.

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

Federal agencies which regulate RMW are the EPA, the Occupational Safety and Health Administration (“OSHA”), the U.S. Department of Transportation (the “U.S. DOT”) and the U.S. Postal Service. These agencies regulate RMW under a variety of statutes and regulations, including the following:

•
MEDICAL WASTE TRACKING ACT OF 1988 (“MWTA”). The primary objective of the MWTA was to ensure that RMW generated in a covered state which posed environmental problems, including an unsightly appearance, was delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA’s tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

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

•
RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 (“RCRA”). RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. RMW is currently considered non-hazardous solid wastes under RCRA. However, some substances collected by some of MedClean’s customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

•
DOT REGULATIONS. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which requires customers to package and label RMW in compliance with designated standards, and which incorporate blood-borne pathogens standards issued by OSHA. Under these standards, customers must, among other things, identify packaging with a “biohazard” marking on the outer packaging, and medical waste containers must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture. DOT regulations also require that a transporter be capable of responding on a 24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material.

•
COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 (“CERCLA”). CERCLA established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If a customer were found to be a responsible party for a particular site, it could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable.

•
UNITED STATES POSTAL SERVICE. Customers must obtain permits from the U.S. Postal Service to conduct programs, pursuant to which they mail approved “sharps” (needles, knives, broken glass and the like) containers directly to treatment facilities.

Governmental Regulations-State and Local

Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, including ordinances relating to the disposition of sterilized effluents into sewage systems and municipal disposal sites which affect our customers’ operations.

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

Pursuant to medical waste incinerator regulations adopted by the EPA in 1997, every state was required by September 1998 to adopt a plan to comply with federal guidelines which, among other things, limit the release of some airborne pollutants from medical waste incinerators to levels prescribed by the EPA. Each state’s implementation plan must be at least as restrictive as the federal emissions standards.

Effect of Regulations on the Company’s Business

The Company manufactures and sells its MedClean® systems that sterilize RMW by sterilization in an autoclave chamber and subsequent shredding of the material enabling the customer to dispose of the residue as municipal solid waste. MedClean is not responsible for the day to day operation of an installed system. As a result, the Company is not subject to the multitude of governmental regulations that typify the handling and disposition of solid waste. Virtually all of the Company’s competitors are subject to one or more of the various regulatory regimes associated with the medical waste disposal business as the systems and services offered by these competitors involve incineration, chemical treatment or transportation of medical waste.

The Company’s customers use landfills operated by parties unrelated to the Company to dispose of treated medical waste from medical facilities. The Company does not own or operate any landfills. Waste is not regulated as hazardous under RCRA unless it contains hazardous substances exceeding certain quantities or concentration levels, meets specified descriptions, or exhibits specific hazardous characteristics. Following treatment, waste from the Company’s MedClean® systems is disposed of as non-hazardous waste.

The Clean Air Act Standards for boilers and incinerators was passed by the EPA in 2009 and subsequently modified in February 2011 to relax proposed standards and to extend the implementation timeline from 2014 to 2016.  Some of the Company’s competition depends on incineration technology.  The increased costs to meet Federal requirements, even at the relaxed standards, will pose a challenge to the remaining 88 incineration facilities across the country and will have an impact on the processing fees charged to customers of these facilities.  The impact on processing fees may result in beneficial conditions for the Company.

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

•
CHEMICAL REAGENTS. The use of chemical reagents is subject to federal laws and regulations of the EPA that classify the chemicals involved as “pesticides.” Also, there is considerable limitation on the volumes that can be treated by this method. It is not suitable for disposal of infectious medical waste generated by hospitals and other large medical facilities since it does not have the capacity to handle such volumes.

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

•
THERMAL PROCESSES. Thermal processes are dry heat processes and do not use water or steam, but forced convection, circulating heated air around the waste or using radiant heaters. Companies have developed both large and small dry-heat systems, operating at temperatures between 350° F-700° F. Use of dry heat requires longer treatment times with precautions required to prevent potential combustion of the waste material during each cycle.

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

Among the Company’s competitors are Stericycle, Inc., San-I-Pak, Bondtech Corporation, and Red Bag Solutions, Inc.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Generally, access to raw materials and third party fabricators for the MedClean® Systems is available from multiple sources that allow the Company flexibility of choice.

Company Partnerships

The Company has focused significant time and effort on developing partnerships with organizations that provide outsourced, non-clinical managed services to hospitals.  These organizations often have long-term relationships with hospitals being targeted by the Company.

Backlog

Backlog represents anticipated revenue from work not yet completed or performed under a signed contract or work order.  Once work commences, revenue is generally recognized upon delivery of the system or completion of the work.  Backlog at December 31, 2010 was $2,116,045 compared to $1,064,657 at December 31, 2009 representing an increase of $1,051,388 or 99%.

Employees

As of March 31, 2011, the Company had 6 full time employees and four consultants.  The Company utilizes third party contractors and Certified Partners for certain services and for sales representation.  Through formal and informal agreements the Company is well positioned to manage and meet future business requirements.

Item 1A.  Risk Factors.

Risks Related To Our Business

WE HAVE A HISTORY OF LOSSES.

To date, we have been unable to generate revenue sufficient to be profitable. The Company had a net loss of $(4,576,647), or $(0.01) per share, for the fiscal year ended December 31, 2010, compared to a net loss of $(5,368,515), or $(0.01) per share, for the fiscal year ended December 31, 2009. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, might not sustain such profitability.

THE COMPANY LACKS AN OPERATING HISTORY MAKING EVALUATION OF ITS BUSINESS DIFFICULT.

While the Company’s revenues during the past eight years have been exclusively derived from sales and servicing of its MedClean Systems, its business is at an early stage of commercialization, and there is no meaningful historical financial or other information available upon which to base an evaluation of the Company’s ability to increase its revenues in accordance with its projections or to compete effectively with those persons with similar or alternate systems.

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

The Company regards certain aspects of its products, processes, services and technology as proprietary. The Company has registered four of its trademarks with the United States Patent and Trademark Office: Aduromed®, MedClean®, AutoTouch® and QuietCart®. On November 24, 2008, the Company filed a patent application, entitled “Containerized Medical Waste Treatment System and Related Method,” which focuses on the design and configuration of the Company’s new standard, containerized MedClean Systems. The Company also intends to file a patent application with respect to its smaller “appliance” system at some point in the future. Other than these patent filings, the Company does not have nor does it intend to apply for patent protection with respect to the processes and technology encompassed by its present Systems. The Company requires all of its employees to sign Confidentiality and Non-Disclosure Agreements that prohibit the dissemination or use of the Company’s know-how and technology other than in the legitimate performance of the employee’s duties. Our ability to compete successfully will depend in part on our ability to protect our proprietary rights and to operate without infringing on the proprietary rights of others, both in the United States and abroad. The Company may apply in the future for patent protection for uses, processes, products and systems that it develops. Any future patent for which the Company applies may not be issued; any existing contractual non-disclosures obligations may be challenged, invalidated or circumvented; third parties might infringe or misappropriate our proprietary rights; and third parties might independently develop similar products, services and technology. The Company may incur substantial costs in asserting or defending any breach of contract or infringement suits or in asserting any license rights, including those granted by third parties, the expenditure of which the Company might not be able to afford. An adverse determination could subject the Company to significant liabilities to third parties, require it to seek licenses from or pay royalties to third parties or require it to develop appropriate alternative technology. Such licenses might not be available on acceptable terms or at all, and the Company might not develop alternate technology at an acceptable price or at all. Any of these events could have a material adverse effect on the Company’s business and profitability.

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

THE COMPANY’S EXISTING PRODUCTS MAY NOT BE ABLE IN THE FUTURE TO MEET CHANGES IN ENVIRONMENTAL LAWS AND REGULATIONS REGARDING REGULATED MEDICAL WASTE.

The future of our business will depend on our ability to respond to any future changes in the federal, state and local regulatory environment. Since the Company does not itself generate medical waste and is not itself in control of, nor does it handle, the medical waste but sells its equipment to meet its contractual obligations to its customers, it is not itself currently subject to regulations with respect to the disposal of RMW; however, any change in this regulatory regime in the future could have a material adverse effect on the Company’s operations.

THE NATURE OF OUR BUSINESS EXPOSES US TO PROFESSIONAL AND PRODUCT LIABILITY CLAIMS, WHICH COULD MATERIALLY ADVERSELY IMPACT OUR BUSINESS AND PROFITABILITY.

The malfunction or misuse of our MedClean Systems may result in damage or injury to property or persons, as well as violation of various health and safety regulations, thereby subjecting us to possible liability. The Company carries insurance coverage in amounts and deductibles that are believed to be prudent in this business, and the Company has not experienced any claims made or lawsuits with regard to any such damage or violations, such insurance might not be sufficient to cover potential liability. Further, in the event of either adverse claim experience or insurance industry trends, the Company could experience difficulty in obtaining product liability insurance or may be forced to pay excessive premiums, resulting in a change to present coverage.

OTHER PARTIES MAY ASSERT THAT OUR TECHNOLOGY INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT TIME AND RESOURCES AND POSSIBLY FORCE US TO REDESIGN OUR PRODUCTS.

Developing products based upon new technologies can result in litigation based on allegations of patent and other intellectual property infringement. While no infringement claims have been made or threatened against the Company, third parties might assert infringement claims in the future, and such assertions by such parties might result in litigation in which they might prevail. In addition, the Company might not be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. An infringement claim or other litigation against the Company could have a material adverse effect, and could cause the Company to reduce or cease operations.

THE LOSS OF CERTAIN MEMBERS OF OUR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

The Company’s success is highly dependent on the continued efforts of the members of the executive management team. If our executive management team should retire or leave the Company may not be successful in attracting and/or retaining key personnel in the future. Failure to do so could adversely affect the business and financial condition of the Company. Employment agreements with management personnel are in place but the Company does not carry any “key-man” insurance on the lives of our officers or employees.

Risks Related to our Common Stock

THERE IS ONLY A VOLATILE LIMITED MARKET FOR OUR COMMON STOCK.

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of the Company’s securities due to factors unrelated to the operating performance of the Company, or announcements concerning the condition of the Company, especially for stock traded on the OTC Bulletin Board.  In the last 52 week period, the Common Stock traded on the OTC Bulletin Board from a high closing price of $.0295 to a low of $.0031 per share. See “Market for Common Equity, Related Stockholder Matter and Issuer Purchases of Equity Securities.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or specifically to the Company in the future could adversely affect the price of the common stock. With the low price of the Common Stock, securities placement by MedClean could be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

The U.S. Securities and Exchange Commission (the “Commission”) has adopted regulations that generally define Penny Stocks to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 10, 2011, the closing price for our Common Stock was $.005 per share and therefore, it is designated a “Penny Stock.” As a Penny Stock, our Common Stock may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is required to be made regarding sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be provided disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our Common Stock might not qualify for exemption from the penny stock restrictions. In any event, even if our Common Stock were exempt from the Penny Stock restrictions, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ADDITIONAL SHARES OF OUR AUTHORIZED CAPITAL STOCK WHICH ARE ISSUED IN THE FUTURE WILL DECREASE EQUITY OWNERSHIP PERCENTAGES OF EXISTING SHAREHOLDERS, COULD ALSO BE DILUTIVE TO EXISTING SHAREHOLDERS, AND COULD DELAY OR PREVENT A CHANGE OF CONTROL OF OUR COMPANY.

We are authorized to issue up to 3,500,000,000 shares of Common Stock, and our board of directors has the sole authority to issue unissued authorized stock without further shareholder approval. To the extent that additional common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF OUR COMMON STOCK MAY DECLINE BY EXERCISING THE PUT RIGHT PURSUANT TO OUR EQUITY CREDIT AGREEMENT.

Effective August 5, 2010, we entered into a $15,000,000 Equity Credit Agreement with Southridge Partners II, LP (“Southridge”). Pursuant to the Equity Credit Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Southridge at a price equal to 95% of the average of the lowest closing bid price of our common stock of any two trading days, consecutive or inconsecutive, during the five (5) trading day period immediately following the date our put notice is delivered.  Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently leases approximately 11,856 square feet of combined office and warehouse space on the upper level of a building at 3 Trowbridge Drive, Bethel, CT 06801 for a term of ten (10) years under a lease agreement, dated February 3, 2006. At our option, the term of lease may be renewed for an additional five (5) years. Base rent is set at the rate of $8,151 per month with annual increases of 3% commencing after the second year. Additional rent would be charged on a “triple net” basis for taxes, insurance and utilities.

On November 1, 2008, the Company began leasing the remaining 11,834 sq. ft. of space at 3 Trowbridge Drive, Bethel, CT. The lease is a triple net lease commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our systems.

Item 3. Legal Proceedings.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

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

Calendar Quarter Ended:

	High	Low
2010
March 31	$0.0295	$0.0181
June 30	0.0200	0.0091
September 30	0.0166	0.0072
December 31	0.0080	0.0031

2009
March 31	$0.026	$0.002
June 30	0.009	0.002
September 30	0.002	0.001
December 31	0.044	0.001

(b) Holders

As of March 22, 2011, the Company had 1,380 stockholders of record. This figure does not include those shareholders whose certificates are held in the name of brokers-dealers, “street name” or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Recent Sales of Unregistered Securities

During 2010, we issued 40,872,585 shares of common stock as a result of warrant and option conversions.

In December 2010, we issued an aggregate of 16,000,000 shares of our common stock for services rendered.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company including its former wholly-owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us. We are subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources, and personnel as described in this Annual Report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue

Total revenue for 2010 was $896,993 compared with $2,547,006 for 2009. Of the revenue decrease of $(1,650,013) or 65%, $(1,245,411) was attributable to decrease of revenues derived from sales of our MedClean system, and $(404,602) was attributable to the decrease of the sale of consumables, component parts and service contracts.

Revenues from our MedClean systems for 2010 were $0 compared to $1,245,411 in 2009, a decrease of (1,245,411). The company entered into new purchase orders for MedClean systems, the aggregate sales price totaling $1,412,336 in 2010 versus purchase orders totaling $1,213,069 in 2009, an increase of $199,267 or 16.4%. However, due to the way the Company recognizes revenue and the timing of the orders, revenue from these orders are expected to be accounted for in 2011.

Revenues derived from the sale of consumables, component parts and service contracts decreased to $896,993 compared to $1,301,595 in the prior year. The revenue was attributable to orders for goods and services from a consistent install base of hospitals that have previously purchased our MedClean system.  Service revenues declined due to a lack of corrective maintenance services work.

Historically, orders for the MedClean System are contracted by purchase order and are billed in two increments. Typically, clients are invoiced on contract signing and delivery of components and completion of installation.

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

Gross Profit

The gross profit for 2010 was $470,295 (52.4% of total revenue) compared with a gross profit in 2009 of $1,281,442 (50.3% of total revenue).  Our gross profit margins increased from 50.3% to 52.4%, or a 4.2% increase.  By continuing to carefully managing the business and working with our vendors, we have been able to ensure that we are invoicing for all services performed and getting the best pricing on parts. Therefore, the Company has been able to increase our total gross profit as compared to the prior year.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2010 was $4,787,193 compared with $6,637,130 for 2009, a decrease of $1,849,937 or 28%.

In 2010, we incurred a $2,060,911 non cash charge to operations for the fair value of vesting options and warrants as compared to $3,264,128 in 2009 and $227,600 in 2010 for stock based compensation as compared to $619,389 in 2009; a net decrease of $1,595,006 with other operating costs decreasing by $254,931.

Interest (Income) Expense

Interest and other income for 2010 was $350 compared with $1,047 of interest and other income in 2009 on reduced cash balances available for investment.  The Company invests its excess cash in a money market account.

Interest expense and amortization for 2010 was $260,100 compared with $13,024 in 2009. The increase in interest expense was a result of the Company amortizing the debt discount on the Convertible Notes.

Net loss

Net loss for 2010 was $(4,576,647) compared to a net loss in 2009 of $(5,368,515).

During 2010, the Company continued to take measures to reduce non-essential operating expenses through outsourcing certain business functions and careful management of daily operating activities.  The net effect of the expense reduction programs and business restructuring resulted in a 9.3% reduction of other operating costs as compared to 2009.

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of December 31, 2010 and 2009 are as follows:

	2010	2009
Cash on hand	$182,046	$534,425
Working capital (deficit)	$(1,107,848)	$(889,260)

During 2010, the Company purchased $5,569 in fixed assets. The Company anticipates purchasing approximately $10,000 in additional fixed assets in 2011.

Net cash used in operating activities totaled $1,882,435 in 2010.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are two milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of December 31, 2010, was $202,646 net of an allowance of $24,693.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During 2010, the Company decreased its total inventory on hand by $18,957 to $796,677.  The accounts payable and accrued liabilities balance as of December 31, 2010 was $299,386. The related party accrued liabilities balance as of December 31, 2010 was $714,090 primarily relating to consulting services and severance due to prior officer.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our financial statements.

Our financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

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

Revenue recognition

The Company’s revenue  recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition,  (“SAB 104”), ASC Topic  605,  Accounting  for  Consideration  Given by a Vendor to a Customer (Including a Reseller of the Vendor’s  Products)  and other  applicable  revenue recognition  guidance and  interpretations.  System  revenue is recognized at the date of shipment to customers  when a formal  arrangement  exists,  the price is fixed  or  determinable,   the  delivery  is  completed,  no  other  significant obligations of the Company  exist and  collectability  is  reasonably  assured.

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

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

The Company provides a one-year warranty on the systems it installs. The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2010 and 2009 the Company had $550,472 and $615,209 in deferred revenue from maintenance agreements.

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The adoption of ASU No. 2010-29 did not have material impact on our financial statements.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01—Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. The amendments in this Update apple to all public entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The adoption of ASU No. 2011-01 will not have material impact on our financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company did not have a significant impact on its financial statements with the adoption of ASU 2010-20.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-22 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on criteria in Internal Control – Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

In addition, there was no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On March 31, 2011, Mr. Scott Grisanti resigned as Chairman of the Company’s board of directors.  Mr. Grisanti will continue to serve as a director of the Company.  Further, on March 31, 2011, Mr. Jay Bendis was appointed as Chairman of the Company’s board of directors.  A description of the relevant work experience of Messrs. Grisanti and Bendis can be found under “Item 10.  Directors, Executive Officers, and Corporate Governance” and such descriptions are incorporated herein by reference.

On April 1, 2011  Mr. Ronald LaMorte retired from his position on the board of directors. His retirement was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 31, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

David J. Laky	46	Chief Executive Officer, President and Director

Cheryl Kaine Sadowski	43	Chief Financial Officer and Treasurer

Jay S. Bendis	64	Chairman

Scott Grisanti	48	Director

Joseph A. Esposito	58	Director

Elan Gandsman	69	Independent Director

Ronald A. LaMorte	73	Independent Director

Following is a brief summary of the background and experience of each director and executive officer of MedClean:

David J. Laky

Mr. Laky was elected as a director of the board of directors effective May 10, 2010.  Mr. Laky was appointed to the positions of President and Chief Executive Officer of the Company effective November 9, 2009. Prior to such appointment Mr. Laky was the Company’s Senior Vice President of Client Services and Technology since September 2008. Mr. Laky joined the Company from eResearchTechnology, Inc.(“eRT”) where from 2005 to 2008 he was General Manager & Senior Vice President of eClinical Group. He served eRT as VP of Professional Services from 1999 to 2005.  He received his bachelor degree in Accounting from The Pennsylvania State University.

By the terms of his employment agreement, Mr. Laky serves in an at will capacity. Mr. Laky’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Laky owns, beneficially and of record, 10,000 shares of Common Stock with options to purchase currently 56,000,000 shares of Common Stock at $0.004 per share and 17,974,119 shares of Common Stock at $0.00844 per share.

Cheryl Kaine Sadowski

Ms. Sadowski was appointed to the position of Chief Financial Officer of the Company effective August 4, 2009. Prior to such appointment Ms. Sadowski was the Company’s Vice-President and Controller since October 2008. From February 1994 until October 2008 she held several positions at eResearchTechnology, Inc. in Bridgewater, New Jersey, including Vice President, Business Management and Senior Director, Business Management, where she was responsible for budgeting, forecasting, financial systems and analysis for the Professional Services, Project Management, Customer Care, Research & Development, IT and Cardiac Safety Divisions.  She also handled the facilities management and administration for the Bridgewater office. She received her associate degree in Accounting from Berkeley College and she also attended Montclair State University.

By the terms of her employment agreement, Ms. Sadowski serves in an at will capacity. Ms. Sadowski’s employment agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Ms. Sadowski owns, beneficially and of record, options to purchase currently 54,000,000 shares of Common Stock at $0.004 per share and 17,974,119 shares of Common Stock at $0.00844 per share.

Jay S. Bendis

Effective March 31, 2011 Mr. Bendis was appointed as Chairman of the Company.  Mr. Bendis has been President of Transfer Technology Consultants during the past 15 years specializing in transferring new biotech product concepts from design to commercialization. From 2005 to 2008 he was President and CEO of Clinical Analysis Corp., which has developed a hand-held diagnostic system for patient point-of-care testing.  He was Managing Partner in the Crystal Corridor Group that worked with Kent State University’s Liquid Crystal Institute in facilitating liquid crystal technology from 2000 to 2005. He was Executive Vice President of American BioMedica Corp that develops and markets on-site drugs of abuse diagnostic kits from 1995 to 2000. He was President and Co-founder of Emerging Technology Systems that is a Research and Development Company in the diabetic markets from 1993 to 1999. His prior management positions had been with XANAR Laser Corp, a division of Johnson & Johnson as the National Sales Manager and IVAC Corp a division of Eli Lilly as Sales and Marketing Manager.  He has also served as a member of the Edison BioTechnology Center Advisory Council for the State of Ohio and serves on the Boards of several private companies. He received his bachelor degree in Marketing from Kent State University.

Mr. Bendis owns 269,250 shares held of record and options to purchase 4,950,000 shares at an exercise price of $0.004 per share and 7,500,000 shares at an exercise price of $0.028.

Scott Grisanti

Mr. Grisanti was elected as a director and as President and Chief Executive Officer of MedClean on September 2, 2008. Effective as of November 9, 2009, Mr. Grisanti’s employment agreement was terminated without cause by mutual consent of the Company and Mr. Grisanti. Also effective November 9, 2009, Mr. Grisanti was appointed as Chairman of the Company. Effective March 31, 2011, Mr. Grisanti resigned as Chairman of the Company but remains as a director of the Company.  Prior to joining the Company, Mr. Grisanti was the Executive Vice President of Sales, Marketing and Services at Primavera Systems, Inc. (“Primavera”), a leading provider of program and portfolio management application software and services solutions used to manage large capital projects in targeted market segments. Prior to joining Primavera, Mr. Grisanti served as Executive Vice President and Chief Marketing Officer for eResearchTechnology, Inc., a leading provider of technology and services for the new drug development industry. Previously, Mr. Grisanti served in an executive sales management capacity at supply chain execution application solution providers ClearCross, Inc. and Optum, Inc. He received his bachelor degree in English and Journalism from Rutgers University, where he was elected to Phi Beta Kappa.

Mr. Grisanti owns, beneficially and of record, 20,000,000 shares with options and warrants to purchase currently an additional 142,000,000 shares of Common Stock at $0.004 per share and additional 10,000,000 shares of Common Stock at $0.0075 per share.

Joseph Esposito

Mr. Esposito was elected as a director and as Chairman of the board of directors effective August 4, 2008. Effective as of November 9, 2009, Mr. Esposito resigned as Chairman of the Company but remains as a director of the Company. Mr. Esposito’s consulting agreement dated August 27, 2007 pursuant to which he acts as corporate and business development advisor to the Company was extended for an additional three-year period. For the past two years Mr. Esposito has been providing strategic advisory services to growth companies including several of the portfolio companies at Insight Venture Partners, a private equity firm with more than $1.5 billion under management. Prior to this he was President and CEO of eResearchTechnology, Inc., a leading provider of technology and services to collect, process, and distribute cardiac safety and clinical data for companies in the life sciences industry. He is a magna cum laude graduate of the State University of New York at Buffalo with a degree in Management Sciences.

By the terms of his consulting agreement, Mr. Esposito will serve for a term continuing until August 4, 2011. Mr. Esposito’s consulting agreement contains covenants of confidentiality and assignments of proprietary intellectual property rights.

Mr. Esposito owns, beneficially and of record, 46,438,500 shares with options and warrants to purchase currently an additional 112,000,000 shares of Common Stock at $0.004 per share and additional 620,000 shares of Common Stock at $0.0075 per share.

Dr. Elan Gandsman

Dr. Gandsman has since 1993 been Director of Environmental Health and Safety at Yale University in New Haven, Connecticut. He holds a BS degree in physics and math from the University of Buenos Aires, and MSc and PhD degrees in physics from Tel Aviv University.

Dr. Gandsman owns options to purchase currently 4,950,000 shares of the Company’s Common Stock at an exercise price of $0.004 per share and 5,000,000 shares at an exercise price of $0.028.

Ronald A. LaMorte

Mr. LaMorte is a Certified Public Accountant. During the period from 1999 through 2003, and for several years prior thereto, he had been a Managing Principal of Dworken, Hillman, LaMorte & Sterczala, a public accounting firm in Shelton, Connecticut. He retired from the firm in December 2003. He is a graduate from the University of Connecticut.

Mr. LaMorte holds a BS degree from the University of Connecticut. Mr. LaMorte owns options to purchase currently 4,950,000 shares of the Company’s Common Stock at an exercise price of $0.004 per share and 5,000,000 shares at an exercise price of $0.028.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its directors and officers (including its principal executive officer and principal financial officer). Stockholders may write to Ms. Cheryl Sadowski at the Company’s executive office, 3 Trowbridge Drive, Bethel, Connecticut 06801 to request a copy of the Code of Ethics, and the Company will provide a copy without charge. The Company’s Code of Ethics is also available on the Company’s website at www.medcleantechnologies.com.

Audit Committee Financial Expert

The Company has a standing audit committee comprised of two members of its board of directors, Mr. LaMorte and Mr. Gandsman. Mr. LaMorte serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 407 of Regulation S-K (17 CFR 229.407) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11.  Executive Compensation.

Director Compensation

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2010.
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)
Jay Bendis	0	-	$210,000
Elan Gandsman	0	-	$140,000
Ronald LaMorte (3)	0	-	$140,000
Kenneth Londoner (2)	0	-	$140,000

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

(1)	In 2010, we issued 7,500,000 options to purchase our common stock at $0.028 to Bendis and 5,000,000 options to purchase our common stock at $0.028 to Gandsman, LaMorte and Londoner.

(2)	Mr. Londoner resigned from his position as a director of the Company on September 30, 2010.

(3)	Mr. LaMorte resigned from his position as a director of the Company on April 1, 2011.

Executive Compensation

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2010 (collectively, the “Named Executives”). Summary compensation is for the three fiscal years ended December 31, 2010:

				Other	Option
Name and Principal		Salary	Bonus	Compensation	Awards	Total
Position	Year	($)	($)	($)	($)	($)
Scott Grisanti (1)	2010	$-	$-	$-	$-	$-
former President, Chief	2009	$108,462	$-	$6,252	$345,728	$460,442
Executive Officer	2008	$92,308	$-	$2,954	$328,460	$423,722

Damien Tanaka (2)	2010	$-	$-	$-	$-	$-
former Chief Development	2009	$138,000	$-	$10,571	$104,510	$253,081
Officer	2008	$253,077	$-	$39,998	$216,080	$509,155

Kevin Dunphy (3)	2010	$-	$-	$-	$-	$-
former Chief Financial Officer	2009	$63,269	$-	$6,547	$35,832	$105,648
	2008	$161,538	$-	$19,674	$108,040	$289,252

David J. Laky (4)	2010	$180,962	$-	$7,200	$-	$188,162
President/Chief Executive	2009	$94,399	$-	$5,003	$297,586	$396,928
Officer	2008	$-	$-	$-	$1,048,884	$1,048,884

Cheryl Sadowski (5)	2010	$145,808	$-	$7,200	$-	$153,808
Chief Financial Officer	2009	$78,216	$-	$5,003	$297,586	$380,805
	2008	$-	$	$-	$770,428	$770,428

(1) Effective September 2, 2008 the Company and Mr. Grisanti entered into a three-year employment agreement, which provided that he would act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $300,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 60% of his base salary.  Effective as of November 9, 2009, Mr. Grisanti’s employment agreement was terminated without cause by mutual consent of the Company and Mr. Grisanti.

In 2008, Mr. Grisanti was awarded 16,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Grisanti was awarded 110,000,000 options to purchase the Company’s common stock at $0.004 for five years.

For the year 2009 compensation, includes perquisites for the use of a motor vehicle amounting to $7,000 and $6,252 respectively.

(2) The Company had a five-year employment agreement with Mr. Tanaka, dated September 30, 2005, which provided that he would act as President and Chief Executive Officer of the Company and Aduromed at a minimum annual base salary of $250,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. Effective September 2, 2008 the Company and Mr. Tanaka entered into a three-year employment agreement, which provided that he would act as Chief Development Officer of the Company and Aduromed at a minimum annual base salary of $260,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 25% of his base salary. Mr. Tanaka retired as Chief Development Officer of the Company and Aduromed and as a director of the Company and Aduromed effective December 31, 2008. The Company agreed to pay Mr. Tanaka his base salary and certain benefits through December 31, 2009.

In 2008, Mr. Tanaka was awarded 10,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Tanaka was awarded 35,000,000 options to purchase the Company’s common stock at $0.004 for five years.

For the years 2009 and 2008 compensation, includes perquisites covering supplemental term life insurance amounting to $2,070 and $8,279 , use of a motor vehicle $3,044.52 and $2,872, disability benefits amounting to $5,457 and $20,701 and club membership amounting to $0 and $8,146 respectively. Mr. Tanaka did not receive any separate compensation for acting as a director of the Company or Aduromed.

(3) The Company had a five-year employment agreement with Mr. Dunphy, dated September 30, 2005, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $150,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 100% of his base salary. Effective August 4, 2008, the Company and Mr. Dunphy entered into a one-year employment agreement, which provided that he would act as Chief Financial Officer of the Company and Aduromed at a minimum annual base salary of $175,000, to be reviewed each year by the board of directors, plus a cash bonus based upon the Company’s attaining financial objectives determined annually by the board, not to exceed 25% of his base salary. Effective as of August 4, 2009 Mr. Dunphy’s employment agreement was not renewed.

In 2008, Mr. Dunphy was awarded 5,000,000 options to purchase the Company’s common stock at $0.025 per share for five years, subsequently repriced to $0.004 in 2009.  In 2009 Mr. Dunphy was awarded 12,000,000 options to purchase the Company’s common stock at $0.004 for five years.

 For the years 2009 and 2008 compensation, includes perquisites covering supplemental term life insurance amounting to $735 and $2,858, use of a motor vehicle amounting to $2,603 and $940, disability benefits amounting to $3,208.49 and $11,444 and club membership amounting to $0 and $4,432 respectively. Mr. Dunphy did not receive any separate compensation for acting as a director of the Company or Aduromed.

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

(5)  Ms. Sadowski was appointed to the position of Chief Financial Officer of the Company effective August 4, 2009. Prior to such appointment Ms. Sadowski was the Company’s Vice-President and Controller since October 2008.

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

	Option Awards
A	B	C	D	E	F	G
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
S. Grisanti	8/4/2008	16,000,000	-		$0.004	8/1/2015
	5/1/2009	110,000,000	-		$0.004	5/1/2014
Total		126,000,000	-
D. Tanaka
	8/4/2008	10,000,000	-		$0.004	12/31/2013
	5/1/2009	35,000,000			0.004	5/1/2014
Total		45,000,000	-
K. Dunphy
	8/4/2008	4,333,334	-		$0.004	8/4/2013
	5/1/2009	12,000,000	-		$0.004	5/1/2014
Total		16,333,334	-
David J Laky	8/4/2008	6,000,000			$0.004	8/4/2016
	5/1/2009	50,000,000	-		$0.004	5/1/2014
	11/11/2009	17,974,119	8,987,059		$.00844	11/11/2016
Total		73,974,119	8,987,059
Cheryl Sadowski	10/31/2008	4,000,000			$0.004	10/31/2016
	5/1/2009	50,000,000			$0.004	5/1/2014
	11/11/2009	17,974,119	8,987,059		$.00844	11/11/2016
Total		71,974,119	8,987,059

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables and footnotes set forth as of March 31, 2011, the number and percentage of the outstanding shares of Common Stock, on a fully diluted basis, which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of MedClean, (ii) each executive officer, (iii) all current directors and executive officers of MedClean as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of MCLN’s Voting Securities
Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Manatuck Hill Partners, LLC (1) 1465 Post Road East Westport, CT 06880	106,619,669	5.24%

Common Stock	Joseph Esposito (2) 3 Trowbridge Drive Bethel, CT 06801	147,058,500	7.22%

Common Stock	Scott Grisanti (3) 3 Trowbridge Drive Bethel, CT 06801	172,000,000	8.45%

(1)	Consists of (i) 72,452,444 shares owned of record, and (ii) 34,167,225 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share.

(2)
Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 25,538,500 shares of record owned by Mr. Esposito’s IRA account, (iii) 620,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.0075 per share, (iv) (v) 112,000,000 shares issuable upon exercise of options held by E4 LLC at an exercise price of $0.004 per share.

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

Security Ownership of Management (Directors and Executive Officers)
Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class

Common Stock	Joseph Esposito (1) 3 Trowbridge Drive Bethel, CT 06801	147,058,500	13.05%

Common Stock	Scott Grisanti (2) 3 Trowbridge Drive Bethel, CT 06801	172,000,000	15.27%

Common Stock	David Laky (3) 3 Trowbridge Drive Bethel, CT 06801	73,984,119	6.54%

Common Stock	Cheryl Kaine Sadowski (4) 3 Trowbridge Drive Bethel, CT 06801	71,974,119	6.37%

Common Stock	Jay S. Bendis (5) 554 N Church St, Charlotte, NC 28202	12,719,250.07%

Common Stock	Ronald A. LaMorte (6) 336 Haystack Hill Road Orange, CT 06470	9,950,000.07%

Common Stock	Elan Gandsman (7) 135 College Street New Haven, CT 06510	9,950,000.07%

Common Stock	All Directors and Executive Officers As a Group	497,635,988	44%

(1)
Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 25,538,500 shares of record owned by Mr. Esposito’s IRA account, (iii) 620,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.0075 per share, (iv) (v) 112,000,000 shares issuable upon exercise of options held by E4 LLC at an exercise price of $0.004 per share.

(2)
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

(3)
Consists of (i) 10,000 shares of record, (ii) 56,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (iii) 17,974,119 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(4)
Consists of (i) 54,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (ii) 17,974,119 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(5)
Consists of (i) 269,250 shares held of record and (ii) 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share and (iii) 7,500,000 shares issuable upon exercise of options at an exercise price of $.028.

(6)	Consists of 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share and (ii) 5,000,000 shares issuable upon exercise of options at an exercise price of $.028.

(7)	Consists of 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share and (ii) 5,000,000 shares issuable upon exercise of options at an exercise price of $.028.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During 2010, the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, and Ronald A. LaMorte. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). All members of the Audit Committee were independent pursuant to the standards for independence set forth in SOX during 2010.

For each director identified as independent above, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) that were considered by the board of directors under the applicable independence definitions in determining that the director is independent.

Mr. Joseph Esposito was elected as Chairman of the Board of Directors of the Company and the Company’s former subsidiary, Aduromed Corporation, effective August 4, 2008. Effective November 9, 2009, Mr. Esposito resigned as Chairman of the Company but remains as a director of the Company. In August 2007, Mr. Esposito, through his wholly owned company, E4 LLC, entered into a twelve month business consulting agreement with the Company. As compensation pursuant to such agreement Mr. Esposito received 7,500 shares of the Company’s common stock per month for twelve months, and $8,500 per month for twelve months. Effective August 4, 2008, Mr. Esposito, through E4 LLC, entered into a new three year business consulting agreement with the Company. As compensation pursuant to the new agreement, Mr. Esposito receives $72,000 per quarter, payable quarterly in advance. In addition, Mr. Esposito received (i) a common stock purchase warrant to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, exercisable for five years, and (ii) an option to purchase 12,000,000 shares of Company common stock at an exercise price of $0.025 per share, which option vested immediately with respect to 4,000,000 shares, vests with respect to an additional 4,000,000 shares on August 4, 2009 and the remaining 4,000,000 shares on August 4, 2010.  Effective May 1, 2009, in return for making certain consultancy fee concessions for the period May 1, 2009 through December 31, 2009, Mr. Esposito, through E4 LLC, received an option to purchase 100,000,000 shares of common stock at an exercise price of $0.004 per share and had the options and warrants described in the foregoing sentence re-priced by the board of directors of the Company to $0.004 per share.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Child, Van Wagoner & Bradshaw, PLLC, our independent registered public accountants in 2010 and 2009.

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2010		December 31, 2009
Audit and Audit Related Fees	$38,700		$40,900
Tax Fees	$-		$-
All Other Fees	$29,500	(1)	$15,500	(2)

(1)	For 2010, all other fees paid to Child Van Wagoner & Bradshaw., PLLC are related to the review of our Form S-1 and post effective Form S-1.

(2)	For 2009, all other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the review of our Form S-1 and post effective Form S-1.

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are included as exhibits to this Annual Report.

All reference to Registrant’s Forms 8-K, 10-KSB, 10-K, 10-QSB, 10-Q include reference to File No. 000-03125.

Exhibit No.	Description

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

2.3
Certificate of Merger of GD MergerSub II, Inc. with and into Aduromed, filed January 23, 2006 with Delaware Secretary of State (incorporated by reference to Exhibit 2 to Registrant’s Form 8K/A, filed January 31, 2006).

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).

3.2	Registrant’s Amendment to Certificate of Incorporation dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).

3.3	Registrant’s Amendment to Certificate of Incorporation dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).

3.4	Registrant’s Amendment to Certificate of Incorporation dated April 16, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 16, 2007).

3.5	Registrant’s Amendment to Certificate of Incorporation dated September 26, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed September 26, 2007).

3.6	Registrant’s Amendment to Certificate of Incorporation dated August 4, 2008 (incorporated by reference to Exhibit 3.01 to Registrant’s Form 8-K, filed August 6, 2008).

3.7	Registrant’s Certificate of Ownership and Merger dated January 2, 2009 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 6, 2009).

3.8	Registrant’s Amendment to Certificate of Incorporation dated April 21, 2009 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 22, 2009).

3.9	Certificate of Designation of Series C Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2009 and incorporated by reference herein).

3.10	Registrant’s Bylaws (incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed July 14, 2000).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.04 to Registrant’s Form 8-K, filed August 6, 2008).

4.2	Warrant to Purchase Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2009 and incorporated by reference herein).

10.1
Consulting Agreement dated August 4, 2008, by and between Registrant, Aduromed Corporation and Mr. Joseph Esposito (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed August 8, 2008).

10.2
Amended Employment Agreement dated August 4, 2008, by and between Registrant, Aduromed Corporation and Mr. Kevin T. Dunphy (incorporated by reference to Exhibit 10.03 to Registrant’s Form 8-K, filed September 4, 2008).

10.3
Employment Agreement dated September 2, 2008, by and between Registrant, Aduromed Corporation and Mr. Scott Grisanti (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.4
Employment Agreement dated September 2, 2008, by and between Registrant, Aduromed Corporation and Mr. Damien Tanaka (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.5	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Joseph Esposito (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed August 8, 2008).

10.6	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Damien R. Tanaka (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed August 8, 2008).

10.7	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Damien R. Tanaka (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed August 8, 2008).

10.8
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Damien R. Tanaka. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form SB-2/A, filed August 14, 2006).

10.9
Amended and Restated Stock Option Agreement, dated as of January 23, 2006, between Registrant, Aduromed Corporation and Kevin T. Dunphy (incorporated by reference to Exhibit 10.8 to Registrant’s Form SB-2/A, filed August 14, 2006).

10.10	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Scott Grisanti (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.11
Lease Agreement, dated February 3, 2006, by and between Aduromed Corporation and Cheyenne Company, LLC, relating to premises at 3 Trowbridge Drive, Bethel, CT 06801 (incorporated by reference to Exhibit 10.15 to Registrant’s Form SB-2/A, filed November 9, 2006).

10.12
Employment Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Scott Grisanti (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed May 5, 2009).

10.13
Consultant Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Joseph Esposito (incorporated by reference to Exhibit 10.02 to Registrant’s Form 8-K, filed May 5, 2009).

10.14
Employment Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Kevin Dunphy (incorporated by reference to Exhibit 10.03 to Registrant’s Form 8-K, filed May 5, 2009).

10.15
Amended and Restated Equity Credit Agreement, dated as of August 5, 2010, by and between MedClean Technologies, Inc. and Southridge Partners II (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

10.16
Amended and Restated Registration Rights Agreement, dated as of August 5, 2010, by and between MedClean Technologies, Inc. and Southridge Partners II (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

10.17	Master Restructuring Agreement dated July 10, 2008 (incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Dated: March 31, 2011	By:	/s/ David Laky
David Laky
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the Registrant and in the capacities and on the dates indicated have signed this report below:

Dated: March 31, 2011	/s/ David Laky
David Laky
President, CEO and Director
(Principal Executive Officer)

Dated: March 31, 2011	/s/ Cheryl K Sadowski
Cheryl K. Sadowski
Treasurer and CFO
(Principal Accounting Officer)

Dated: March 31, 2011	/s/ Jay S. Bendis
Jay S. Bendis, Chairman

Dated: March 31, 2011	/s/ Scott Grisanti
Scott Grisanti, Director

Dated: March 31, 2011	/s/ Joseph Esposito
Joseph Esposito, Director

Dated: March 31, 2011	/s/ Jay S. Bendis
Jay S. Bendis, Director

Dated: March 31, 2011	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: March 31, 2011	/s/ Ronald A. LaMorte
Ronald A. LaMorte, Director

MEDCLEAN TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
MedClean Technologies, Inc.
Bethel, Connecticut

We have audited the balance sheets of Medclean Technologies, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medclean Technologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 23, 2011

MEDCLEAN TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$182,046	$534,425
Accounts receivable, net of $24,693 and $15,589 allowance	202,646	144,117
Revenues in excess of billings	7,679	7,679
Inventory	332,833	155,843
Prepaid expenses	39,014	32,646
Total current assets:	764,218	874,710

Property, plant and equipment, net	123,339	212,801

Other assets:
Long term inventory	463,844	659,791
Deposits	32,808	32,808
Total other assets:	496,652	692,599

Total assets	$1,384,209	1,780,110

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$299,386	$205,742
Payroll liabilities	30,439	8,263
Accrued liabilities, related party	714,090	441,145
Deferred revenue	550,472	615,209
Billings in excess of revenue	51,332	278,964
Notes payable	226,347	214,647
Total current liabilities:	1,872,066	1,763,970

Long term debt:
Convertible notes, net of debt discount of $304,795	38,250	-
Total liabilities	1,910,316	1,763,970

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 970,185,420 and 675,478,445 shares issued and outstanding as of December 31, 2010 and 2009, respectively	97,019	67,548
Additional paid in capital	29,416,835	25,411,906
Accumulated deficit	(30,039,961)	(25,463,314)
Total stockholders’ equity(deficit):	(526,107)	16,140

Total liabilities and stockholders’ equity (deficit)	$1,384,209	$1,780,110

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues
Contract revenue earned	$-	$1,245,411
Sales and service revenues	896,993	1,301,595
Total revenues	896,993	2,547,006

Cost of sales	426,698	1,265,564

Gross profit	470,295	1,281,442

Operating expenses
Salaries and wages	2,860,805	4,499,228
General and administrative expenses	1,836,735	2,058,834
Depreciation	89,652	79,068
Total operating expenses	4,787,192	6,637,130

(Loss) income from operations	(4,316,897)	(5,355,688)

Other income and expenses
Loss on sale of equipment	-	(850)
Interest and other income	350	1,047
Interest expense	(260,100)	(13,024)

Net (Loss) Income before income taxes	(4,576,647)	(5,368,515)

Provision for income taxes (benefit)	-	-

Net (Loss) Income	$(4,576,647)	$(5,368,515)

(Loss) income per common share, basic	$(0.01)	$(0.01)

(Loss) income per common share, fully diluted basic	$(0.01)	$(0.01)

Weighted average common shares outstanding, basic	737,012,866	569,491,872

Weighted average common shares outstanding, fully diluted	737,012,866	569,491,872

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance, December 31, 2008	-	$-	561,542,968	$56,154	$20,988,502	$(20,094,799)	$949,857
Fair value of warrants and vested options issued for services rendered	-	-	-	-	3,264,179	-	3,264,179
Common stock issued in exchange for exercise of warrants and options	-	-	93,314,195	9,332	588,148	-	597,480
Common stock issued in connection with the sale of equity instruments	-	-	20,621,282	2,062	617,327	-	619,389
Fees paid in connection with the sale of equity instruments	-	-	-	-	(46,250)	-	(46,250)
Net loss	-	-	-	-	-	(5,368,515)	(5,368,515)
Balance, December 31, 2009	-	-	675,478,445	67,548	25,411,906	(25,463,314)	16,140
Common stock issued in exchange for exercise of warrants and options	-	-	40,872,585	4,087	216,538	-	220,625
Common stock issued in exchange for services rendered	-	-	16,000,000	1,600	226,040	-	227,640
Common stock issued for cash under put agreement	-	-	120,184,390	12,019	602,981	-	615,000
Common stock issued in settlement of convertible notes	-	-	117,650,000	11,765	345,190	-	356,955
Fair value of vested options for services rendered	-	-	-	-	2,060,985	-	2,060,985
Beneficial conversion feature relating to convertible promissory notes	-	-	-	-	553,195	-	553,195
Net loss	-	-	-	-	-	(4,576,647)	(4,576,647)
Balance, December 31, 2010	-	$-	970,185,420	$97,019	$29,416,835	$(30,039,961)	$(526,107)

See the accompanying notes to the financial statements

MEDCLEAN TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(4,576,647)	$(5,368,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	95,031	96,308
Amortization of debt discount	248,400	-
Fair value of common stock, options and warrants issued for services rendered	2,288,625	3,883,568
Loss on disposal of fixed assets		850
(Increase) decrease in:
Accounts receivable	(68,529)	32,167
Bad Debt Expense	10,000	-
Inventory	18,957	70,717
Prepaid expenses	(6,368)	(7,721)
Long term deposits	-	5,452
Increase (decrease) in:
Accounts payable	105,344	(436,343)
Payroll liabilities	22,176	(382,594)
Accounts payable, accrued and payroll liabilities, related party	272,945	441,145
Deferred revenue	(64,737)	99,809
Billings in excess of revenue	(227,632)	37,034
Deposits payable	-	(386,428)
Net cash used in operating activities	(1,882,435)	(1,914,551)

Cash flows from investing activities:
Proceeds from sale of equipment	-	794
Purchase of equipment	(5,569)	(25,449)
Net cash used in investing activities	(5,569)	(24,655)

Cash flows from financing activities:
Proceeds (costs) from issuance of put agreements	615,000	(46,250)
Proceeds from exercise of warrants	220,625	597,480
Proceeds from issuance of convertible notes	700,000	-
Net cash provided by financing activities	1,535,625	551,230

(Decrease) increase in cash and cash equivalents	(352,379)	(1,387,976)

Cash and cash equivalents, beginning of period	534,425	1,922,401

Cash and cash equivalents, end of period	$182,046	$534,425

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,198	$1,324
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$356,955	$-

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements are as follows:

Basis and business presentation

The accompanying financial statements of MedClean Technologies, Inc. (“MCLN”) have been prepared in accordance with accounting principles generally accepted in the United States of America

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in MCLN. Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

Effective January 2, 2009, the Company changed its corporate name from Aduromed Industries, Inc. to MedClean Technologies, Inc. Also effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation, with and into the Company.

MedClean is in the business of providing solutions for managing medical waste on-site including designing; selling, installing and servicing on-site (i.e. “ in-situ “) turnkey systems to treat regulated medical waste. The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies. The MedClean Series System is offered in three configurations: Containerized System, Mobile System and the Fixed System (our traditional fixed installation).

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

Reclassification

Certain amounts have been reclassified to conform with the current period presentation. Specifically, amounts previously classified as Inventory December 31, 2009 have been reclassified as Long Term Inventory. The amounts reclassified did not have an effect on the Company’s results of operations or shareholder’s equity.

Revenue recognition

The Company’s revenue  recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition,  (“SAB 104”), ASC Topic  605,  Accounting  for  Consideration  Given by a Vendor to a Customer (Including a Reseller of the Vendor’s  Products)  and other  applicable  revenue recognition  guidance and  interpretations.  System  revenue is recognized at the date of shipment to customers  when a formal  arrangement  exists,  the price is fixed  or  determinable,   the  delivery  is  completed,  no  other  significant obligations of the Company  exist and  collectability  is  reasonably  assured.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

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

The Company provides a one-year warranty on the systems it installs. The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2010 and 2009 the Company had $550,472 and $615,209 in deferred revenue from system installs and maintenance agreements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash. At December 31, 2010, the Company has cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Control by principal stockholders

The directors, executive officers, participants and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Dependence on principal customer

For 2010 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on our business.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received. The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. Allowance for doubtful accounts for accounts and notes receivable was $24,693 and $15,589 as of December 31, 2010 and 2009, respectively.

Fair Values

The Company measures and discloses the fair value of assets and liabilities required to be carried at fair value in accordance with ASC subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. Refer to Footnote 12 for further discussion regarding fair valuation

Property and Equipment

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and consumable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.

Income Taxes

The Company has adopted ASC subtopic 740-10, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted ASC subtopic 260-10, which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are anti-dilutive.

Stock based compensation

The Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As more fully described in Note 8 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 22,500,000 and 551,883,534 shares of common stock during the year ended December 31, 2010 and 2009, respectively, to employees and directors of the Company.

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU updates ASC Topic 350, Intangibles—Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not currently have any reporting units with zero or negative carrying values.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29—Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The adoption of ASU No. 2010-29 did not have material impact on our financial statements.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01—Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update No. 2010-20. The amendments in this Update apple to all public entity creditors that modify financing receivables within the scope of the disclosure requirements about troubled debt restructurings in Update 2010-20. The adoption of ASU No. 2011-01 will not have material impact on our financial statements

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company did not have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has incurred substantial recurring losses, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has available cash and cash equivalents of approximately $182,046 at December 31, 2010 which it intends to utilize for working capital purposes and to continue developing its business. To supplement its cash resources, the Company has been pursuing a number of alternative financing arrangements with various investment entities. We are currently looking to secure additional working capital to provide the necessary funds for us to execute our business plan through various sources, including bank facilities, bridge loans and equity offerings. However, we continue to incur significant operating losses and the resultant reduction of our cash position.  We cannot assure that we will be able to obtain additional funding, and the lack thereof would have a material adverse impact on our business. Moreover, any equity funding could be substantially dilutive to existing stockholders. The aforementioned factors raise substantial doubt about our ability to continue as a going concern. In the event the Company is unable to continue as a going concern it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 - INVENTORIES

The following table summarizes total inventory as of December 31, 2010 and December 31, 2009:

	2010	2009
Component & spare parts	$767,425	$767,325
Consumables	29,252	30,980
Advance payments		17,329
Total inventory	$796,677	$815,634
Less current portion	332,833	155,843
Inventory, long term portion	$463,844	$659,791

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009
Office Furniture	$170,094	$164,524
Computers and Accessories	208,802	208,802
Leasehold Improvements	135,380	135,380
	514,276	508,706
Accumulated Depreciation	390,937	295,905
	$123,339	$212,801

The Company uses the straight-line method of depreciation over 3 to 10 years. During the years ended December 31, 2010 and 2009, depreciation expense charged to operations was $95,031 and $96,308, respectively, of which $5,379 and $17,240 was included as part of cost of sales, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at December 31, 2010 was $2,116,045 compared to $1,064,657 at December 31, 2009. Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion, the company has two remaining contracts where revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $325,000.   The following table summarizes the percentage of completion outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at December 31, 2010
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

Outstanding contracts at December 31, 2009
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332
$282,948	$-	$282,948	$188,632	$-	$188,632
$78,000	$-	$78,000	$39,000		$39,000

$879,234	$193,286	$685,948	$464,571	$7,679	$278,964

NOTE 5 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003. Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely. No accrued interest has been paid on this note to date. As of December 31, 2010 and 2009 the balance due was $226,347 and $214,647.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2010 and 2009, the Company had a consulting agreement with a current Board member for corporate strategy and finance services.  The current agreement terminates on July 31, 2011.  During the year ended December 31, 2010 and 2009 the Company paid $0 and $96,000 respectively.  During the year ended December 31, 2010 and 2009 the company accrued $288,000 and $48,000 respectively.

In 2009 the Company accrued salary expense and a severance package for the former CEO and current Board member.  The balance due at December 31, 2010 and 2009 was $338,774 and $362,093 respectively.

NOTE 7 – LINE OF CREDIT

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 7 – LINE OF CREDIT (continued)

During the year ended December 31, 2010, the Company “put” 120,184,387 shares of common stock for $615,000.

NOTE 8 – CONVERTIBLE NOTES

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $453,195 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to income as interest expense ratably over the term of the note.

During the year ended December 31, 2010, the Company issued an aggregate of 117,650,000 shares of its common stock in payment of $356,955 towards the Convertible Promissory Note.

For the year ended December 31, 2010, the Company amortized the debt discount and charged $236,267 to interest expense.

As of December 31, 2010, $600,000 has been has been received on the related note receivable.

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

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the Convertible Promissory Note. The Company allocated a portion of the proceeds equal to the  intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note. The debt discount attributed to the beneficial conversion feature is charged to  income as interest expense ratably over the term of the note.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 – CONVERTIBLE NOTES (continued)

For the year ended December 31, 2010, the Company amortized the debt discount and charged $8,552 to interest expense.

As of December 31, 2010, $50,000 has been received on the related note receivable.  The note bears 6% per annum interest and is due upon maturity

On October 14, 2010, the Company issued a $600,000 Convertible Promissory Note that matures October 14, 2013 in exchange for a promissory note receivable. The Promissory Note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

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

For the year ended December 31, 2010, the Company amortized the debt discount and charged $3,581 to interest expense.

As of December 31, 2010, $50,000 has been received on the related note receivable.

NOTE 9 – CAPITAL STOCK

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

Preferred stock

The Company is authorized to issue 60,000,000 shares of preferred stock at $0.0001 par value. As of December 31, 2010 and 2009, there was no preferred stock outstanding.

Common stock

During 2010 and 2009, the Company issued 40,872,585 and 93,314,195 shares of common stock as a result of warrant and option conversions.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 9 – CAPITAL STOCK (continued)

In December 2009, the Company issued an aggregate of 20,621,282 shares of its common stock in connection for services rendered.  The shares were valued at approximately $0.03 for a total value of $619,389.

During the year ended December 31, 2010, the Company issued an aggregate of 16,000,000 shares of its common stock in exchange for services rendered.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered. The total value of the shares was $187,460.

As of December 31, 2010 and 2009, the Company had 970,185,420 and 675,478,445 shares of common stock issued and outstanding.

NOTE 10 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2010:
Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	2.58	$0.0040	16,000,000	$0.0040
0.0075	69,530,574	2.59	0.0075	69,530,574	0.0075
0.0250	28,000,000	2.59	0.0250	28,000,000	0.0250
0.0900	600,000	2.21	0.0900	600,000	0.0900
0.2400	100,000	1.49	0.2400	100,000	0.2400
0.3788	2,204,386	0.06	0.3788	2,204,386	0.3788
Total	116,434,960	2.52	$0.0189	116,434,960	$0.0189

Transactions involving the Company’s warrant issuance are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	414,576,110	$0.0265
Granted	167,419,113
Exercised	(90,260,439)
Canceled or expired	(334,838,226)
Outstanding at December 31, 2009	156,896,558	0.0212
Granted	-
Exercised	(39,025,598)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at December 31, 2010	116,434,960	$0.0189

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – WARRANTS AND OPTIONS (continued)

On June 30, 2009, pursuant to its private offer to exchange all of the Company’s existing Common Stock Purchase Warrants with Initial Exercise Dates between July 11, 2008 and August 29, 2008 (“Existing Warrants”) for newly issued Common Stock Purchase Warrants with a new lower exercise price of $0.0075 per share, exercisable for one-half the original number of shares of our common stock, par value $0.0001 per share (“Common Stock”), and without a “cashless exercise” right exchanged 334,838,226 Existing Warrants for 167,419,113 common stock purchase warrants with an exercise price of $0.0075 per share and 28,000,000 common stock purchase warrants with an exercise price of $0.025 remain outstanding.  The fair value of the newly issued common stock warrants, determined using the Black-Scholes Option Pricing Model did not exceed the fair value of the existing warrants at the time of the exchange.

In December 2009, the Company issued an aggregate of 87,898,529 shares of common stock in exchange for the exercise of 90,260,439 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $597,480. 13,066,034 warrants were exercised on a cashless basis.

During the year ended December 31, 2010, the Company issued an aggregate of 39,025,598 shares of common stock in exchange for the exercise of 39,869,261 warrants.  The exercise prices ranged from $0.004 to $0.0075 resulting in proceeds of $209,937. 5,433,966 warrants were exercised on a cashless basis.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00400	539,118,634	3.38	$0.00400	528,613,634	$0.00400
$0.00844	80,883,534	4.86	$0.00844	53,922,356	$0.00844
$0.02500	2,000,000	2.58	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	4.04	$0.02800	22,500,000	$0.02800
Total	644,502,168	3.59	$0.00546	607,035,990	$0.00535

Transactions involving stock options issued to employees are summarized as follows:
		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2008:	78,358,950	$0.072
Granted	551,883,534	0.00467
Exercised	—
Canceled or expired	(5,515,666)
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(34,000)	(0.004)
Outstanding at December 31, 2010:	644,502,168	$0.00546

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – WARRANTS AND OPTIONS (continued)

On May 1, 2009, the Company granted options to purchase 471,000,000 shares of the Company’s common stock in consideration of employees accepting no and or reduced cash compensation for a specified period of time. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.004 per share.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	255.30%
Risk-free interest rate	1.98%
Dividend yield	—%

During the year ended December 31, 2009, the Company re-priced certain employee options initially with exercise prices from $0.05 to $0.557 to $0.004 per share with other terms remaining the same.  The fair value of the fully vested re-priced options was charged to current period operations.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option-pricing model with the following assumptions:
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

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5 to 7
Expected volatility	437.29%
Risk-free interest rate	2.31 to 3.01%
Dividend yield	—%

On January 14, 2010, the Company granted options to purchase 22,500,000 shares of the Company’s common stock to directors. The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.028 per share for five years.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – WARRANTS AND OPTIONS (continued)

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	363.22%
Risk-free interest rate	2.51%
Dividend yield	—%

The aggregate fair value of vesting options of $2,060,985 and $3,264,179 was charged to current period operations for the year ended December 31, 2010 and 2009, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2011	$11,870
2012	-
2013	-
2014	-
2015	-
Thereafter	-
$11,870

On November 1, 2008 the Company commenced leasing a four office suite in Scotch Plains, NY for $3,710 per month for 12 twelve months. The one year lease commences November 1, 2008 and terminated October 31, 2009.

On November 1, 2008, the Company began leasing the remaining 11,834 sq. ft. of space at its existing facility in Bethel, CT. The lease is a triple net lease commencing November 1, 2008 and terminating October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years. The additional space will be used to assemble our mobile and containerized systems.

The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent commenced on May 1, 2006 and currently costs of $10,621 per month plus taxes and certain other fees. The lease is for a ten-year term with two subsequently renewable five-year terms.

The straight line monthly expense in accordance with ASC 840-20, Leases, operating leases; is $18,431 and the annual non-cancelable lease payments on the two leases are:
2011	209,950
2012	132,392
2013	135,356
2014	138,320
2015	141,679
Thereafter	47,622
$805,319

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2010.

Employee and consulting contracts

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE 12 – LOSS PER SHARE

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period. Convertible promissory notes, outstanding warrants and vested options for the year ending December 31, 2010 and 2009 amounting to 799,4126,100 and 548,357,252 respectively were not included in the calculation for net loss per common share because it would be antidilutive.

The numerator and denominator used in the basic and diluted loss per share of common stock computations are presented in the following table:
	2010	2009
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(4,576,647)	$(5,368,515)
DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	737,012,866	569,491,872
Basic and diluted EPS (LPS)	$(0.01)	$(0.01)

NOTE 13 – INCOME TAXES

Income tax expense (benefit) consists of the following:
	Year ended December 31,
	2010		2009
Current	$		$
Federal		-		-
State		-		-
		-		-
Deferred
Federal		(1,514,887)		(1,878,980)
State		(335,439)		(416,060)
		(1,850,326)		(2,295,040)

Current and deferred		(1,850,326)		(2,295,040)
Valuation allowance		1,850,326		2,295,040
Total		$-		$-

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 13 – INCOME TAXES (continued)

A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2010	2009
Tax at federal statutory rate of 35%	$(1,601,827)	$(1,878,980)
Non-deductible expenses and debt discount	86,940	-
State income tax (benefit)	(335,439)	(416,060)
Change in allowance	1,850,326	2,295,040
	$-	$-

The Company has implemented ASC subtopic 740-10, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets-NOL	$(8,173,067)	$(7,316,578)
Deferred tax assets-stock options, warrants, stock for services	(4,562,851)	(3,569,014)
Total deferred tax assets	$(12,735,918)	$(10,885,592)
Valuation allowance	12,735,918	10,885,592
Net deferred tax assets	$-	$-

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

The Company has available at December 31, 2010 unused federal and state net operating loss carry forwards totaling $19,000,000 that may be applied against future taxable income that expire in the years 2011 through 2025. The tax benefit of these net operating loss carry forwards, based on an effective combined federal and state composite tax rate of 42.75% is approximately $8,173,000. Management believes it is more likely than not that all of the deferred tax asset will not be realized.  A valuation allowance has been provided for the entire deferred tax benefit.

NOTE 14 — FAIR VALUE

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 14 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2010:

	December 31, 2010
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$182,046	$182,046
Accounts receivable, net	202,646	202,646
Accounts payable and accrued liabilities	299,386	299,386
Total:	$684,078	$684,078

For cash and cash equivalents, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the relative short maturity of those instruments.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our financial position or results of operations.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 23, 2010, the date the financial statements were issued.