Form 10-Q
period 2011-03-31
MedClean Technologies, Inc.
filed 2011-04-28
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

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

As of April 25, 2011, there were 1,275,631,369 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MEDCLEAN TECHNOLOGIES, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash	$836,480	$182,046
Accounts receivable, net of $24,693 allowance	103,973	202,646
Revenues in excess of billings	7,679	7,679
Inventory	248,514	332,833
Prepaid expenses	40,820	39,014
Total current assets:	1,237,466	764,218

Property, plant and equipment, net	110,690	123,339

Other assets:
Long term inventory	463,844	463,844
Deposits	32,808	32,808

Total assets	$1,844,808	1,384,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$298,990	$299,386
Payroll liabilities	11,083	30,439
Accrued liabilities, related party	777,655	714,090
Deferred revenue	763,415	550,472
Billings in excess of revenue	51,332	51,332
Notes payable	229,272	226,347
Total current liabilities:	2,131,747	1,872,066

Long term debt:
Convertible notes, net of debt discount of $215,114 and $304,795	8,386	38,250
Total liabilities	2,140,133	1,910,316

Stockholders’ deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued and outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 1,275,581,369 and 970,185,420 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	127,558	97,019
Additional paid in capital	30,743,574	29,416,835
Accumulated deficit	(31,166,457)	(30,039,961)
Total stockholders’ deficit:	(295,325)	(526,107)

Total liabilities and stockholders’ deficit	$1,844,808	$1,384,209

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010
Revenues
Contract revenue earned	$450,000	$-
Sales and service revenues	143,624	268,867
Total revenues	593,624	268,867

Cost of sales
Contract cost of sales	230,934
Sales and service cost of sales	74,982	165,453
Total Cost of sales	305,916	165,453

Gross profit	287,708	103,414

Operating expenses
Salaries and wages	562,239	1,192,309
General and administrative expenses	358,407	471,165
Depreciation	21,040	22,353
Total operating expenses	941,686	1,685,827

Loss from operations	(653,978)	(1,582,413)

Other income and expenses
Interest and other income	88	234
Interest expense	(472,606)	(2,925)

Net Loss before income taxes	(1,126,496)	(1,585,104)

Provision for income taxes (benefit)	-	-

Net Loss	$(1,126,496)	$(1,585,104)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and fully diluted	1,129,306,013	683,811,787

See the accompanying notes to these unaudited condensed  financial statements

MEDCLEAN TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,126,496)	$(1,585,104)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	22,344	23,739
Amortization of debt discount	469,681	-
Fair value of common stock, options and warrants issued for services rendered	352,733	1,139,290
(Increase) decrease in:
Accounts receivable	98,673	(31,796)
Inventory	84,319	21,948
Prepaid expenses	(1,806)	(83,266)
Increase (decrease) in:
Accounts payable and accrued liabilities	66,094	178,466
Payroll liabilities	(19,356)	25,070
Deferred revenue	212,943	(81,443)
Billings in excess of revenue	-	(39,000)
Net cash provided by (used in) operating activities	159,129	(432,096)

Cash flows from investing activities:
Purchase of equipment	(9,695)	(5,569)
Net cash used in investing activities	(9,695)	(5,569)

Cash flows from financing activities:
Proceeds from issuance of put agreements	125,000	-
Proceeds from exercise of warrants	-	93,112
Proceeds from lender advances		275,000
Proceeds from issuance of convertible notes	380,000	-
Net cash provided by financing activities	505,000	368,112

(Decrease) increase in cash and cash equivalents	654,434	(69,553)

Cash and cash equivalents, beginning of period	182,046	534,425

Cash and cash equivalents, end of period	$836,480	$464,872

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,198	$-
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$499,545	$-

See the accompanying notes to these unaudited condensed  financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements is as follows:

General

The accompanying unaudited condensed financial statements of MedClean Technologies, Inc. (“MedClean,” the “Company” or “MCLN”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2010 financial statements and footnotes thereto included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011.

The financial statements as December 31, 2010, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc. Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed, whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in the Company.  Aduromed was the Company’s sole operating entity before it merged with and into the Company effective January 2, 2009.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition. Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,693 as of March 31, 2011 and December 31, 2010, respectively.

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

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The Customer is billed for, and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At March 31, 2011 and December 31, 2010, the Company had $763,415 and $550,472, respectively, in deferred revenue from system installs and maintenance agreements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.  At March 31, 2011, and December 31, 2010, the Company had cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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

Dependence on principal customer

For 2011 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on the Company’s business.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As more fully described in Note 9 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 17,500,000 and 22,500,000 shares of common stock during the three-month period ended March 31, 2011 and 2010, respectively, to employees and directors of the Company.

Fair Value of Financial Instruments

ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments.  The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Component & spare parts	$601,005	$767,325
Consumables	40,582	29,252
Advance payments	70,771	-
Total inventory	712,358	796,577
Less current portion	248,514	332,833
Inventory, long term portion	$463,844	$463,744

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

The Company has property, plant and equipment that consist of computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of March 31, 2011 and December 31, 2010:
	March 31, 2011	December 31, 2010
Office Furniture	$179,788	$170,094
Computers and Accessories	208,802	208,802
Leasehold Improvements	135,380	135,380
	523,970	514,276
Accumulated Depreciation	413,280	390,937
	$110,690	$123,339

During the three-month periods ended March 31, 2011 and 2010, depreciation expense charged to operations was $22,343 and $23,739, respectively, of which $1,303 and $1,386 was included as part of cost of goods sold, respectively.

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the three-month periods ended March 31, 2011 and 2010, amounting to 628,236,190 and 666,162,460, respectively, were not included in the calculation for net loss per common share because it would be antidilutive or its strike price exceeded the average market price of the Company’s common stock for the period.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Three months ended March 31,
	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss (income) per statement of operations	$(1,126,496)	$(1,585,104)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding-Basic	1,129,306,013	683,811,787

Basic EPS (LPS)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding-Fully diluted	1,129,306,013	683,811,787
Fully diluted EPS (LPS)	$(0.00)	$(0.00)

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20, which amended “Receivables” (Topic 310).  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The adoption of ASU 2010-20 did not have a significant impact on the Company’s financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis.  The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods.  The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings.  This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Financial Statements.

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

The Company has available cash and cash equivalents of approximately $836,480 at March 31, 2011, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses which will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 3 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at March 31, 2011, was $1,691,545, compared to $2,116,045 at December 31, 2010.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has two remaining contracts in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $325,000.  The following table summarizes the percentage of completion outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2011
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

Outstanding contracts at December 31, 2010
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

NOTE 4 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of March 31, 2011 and December 31, 2010, the balance due was $229,272 and $226,347, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a current board member for corporate strategy and finance services.  The current agreement terminates on July 31, 2011.  During the three month period ended March 31, 2011 and 2010, the Company paid $-0- and $-0-, respectively.  At March 31, 2011 and December 31, 2010, the company accrued $72,000 and $288,000, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at March 31, 2011 and December 31, 2010 was $330,340 and $338,774, respectively.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – LINE OF CREDIT

On August 5, 2010, the Company and Southridge Partners II, LP (“Southridge”) entered into an Equity Credit Agreement (the “Agreement”).  Pursuant to the Agreement, Southridge has agreed to provide the Company with up to $15,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the “Equity Line”).  During this 36-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Southridge, which is obligated to purchase the shares under the Agreement.  For each share of our common stock purchased under the Agreement, Southridge will pay ninety-five percent (95%) of the average of two lowest closing bid price of any two applicable trading days, consecutive or inconsecutive, during the five (5) trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to Southridge in a manner provided by the Agreement.  Subject to certain limitations and floor price reductions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares.

During the three months ended March 31, 2011, the Company “put” 40,485,830 shares of common stock for $125,000.

NOTE 7 – CONVERTIBLE NOTES

On April 1, 2010, the Company issued a $600,000 Convertible Promissory Note that matures March 31, 2013, in exchange for a promissory note receivable.  The Promissory Note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the higher of (a) 70% of the lowest closing price during the 20 trading days previous to the conversion or (b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the Convertible Promissory Note.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the Convertible Promissory Note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $489,195 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Note.  The debt discount attributed to the beneficial conversion feature is charged to income as interest expense ratably over the term of the note.

During the three months ended March 31, 2011, the Company issued an aggregate of 179,910,119 shares of its common stock in payment of $279,046 towards the Convertible Promissory Note.  As of March 31, 2011, the $600,000 and $36,000 added interest was converted to common stock.

For the three months ended March 31, 2011, the Company amortized the debt discount and charged $252,928 to interest expense.

As of December 31, 2010, $636,000 has been received on the related note receivable.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – CONVERTIBLE NOTES (continued)

On June 14, 2010, the Company issued a $600,000 Convertible Promissory Note that matures June 13, 2013 in exchange for a promissory note receivable. The note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the highest of a) 70% of the lowest closing price in the 20 trading days previous to the conversion or b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the note.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $394,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is charged to income as interest expense ratably over the term of the note.

During the three months ended March 31, 2011, the Company issued an aggregate of 85,000,000 shares of its common stock in payment of $220,500 towards the note.

For the three months ended March 31, 2010, the Company amortized the debt discount and charged $211,949 to interest expense.

As of March 31, 2011, $394,000 has been received on the related note receivable.  The note bears 6% per annum interest and is due upon maturity.

On October 14, 2010, the Company issued a $600,000 Convertible Promissory Note that matures October 14, 2013, in exchange for a promissory note receivable.  The note bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate of the higher of (a) 70% of the lowest closing price during the 20 trading days previous to the conversion or (b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the note.

In accordance with Accounting Standards Codification subtopic 470-20, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the reporting carrying value of the note.  The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The Company recognized and measured an aggregate of $50,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note.  The debt discount attributed to the beneficial conversion feature is charged to operations as interest expense ratably over the term of the note.

For the three months ended March 31, 2011, the Company amortized the debt discount and charged $4,132 to interest expense.

As of March 31, 2011, $50,000 has been received on the related note receivable.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, par value $0.0001 per share.  In addition, the Company is authorized to issue 60,000,000 shares of preferred stock, par value $0.0001 per share.

As of March 31, 2011 and December 31, 2010, the Company had 1,275,581,369 and 970,185,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively.

NOTE 9 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	2.33	$0.0040	16,000,000	$0.0040
0.0075	69,530,574	2.34	0.0075	69,530,574	0.0075
0.0250	28,000,000	2.34	0.0250	28,000,000	0.0250
0.0900	600,000	1.96	0.0900	600,000	0.0900
0.2400	100,000	1.24	0.2400	100,000	0.2400
Total	114,230,574	2.27	$0.0189	114,230,574	$0.0119

Transactions involving the Company’s warrant issuance are summarized as follows:
	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	156,896,558	$0.0212
Granted	-
Exercised	(39,025,598)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at December 31, 2010	116,434,960	0.0189
Granted	-
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at March 31, 2011	114,230,574	$0.0119

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 – WARRANTS AND OPTIONS (continued)

During the year ended December 31, 2010, the Company issued an aggregate of 39,025,598 shares of common stock in exchange for the exercise of 39,869,261 warrants.  The exercise prices ranged from $0.004 to $0.0075, resulting in proceeds of $209,937.  A total of 5,433,966 warrants were exercised on a cashless basis.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00346	17,500,000	4.97	$0.00346	4,375,000	$0.00346
$0.00400	539,118,634	3.13	$0.00400	528,618,634	$0.00400
$0.00844	80,883,534	4.61	$0.00844	53,922,356	$0.00844
$0.02500	2,000,000	2.33	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.79	$0.02800	22,500,000	$0.02800
Total	662,002,168	3.34	$0.00541	611,415,990	$0.00535

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(34,000)	(0.004)
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	17,500,000	0.00346
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2011:	662,002,168	$0.00541

On January 14, 2010, the Company granted options to purchase 22,500,000 shares of the Company’s common stock to directors.  The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.028 per share for five years.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 – WARRANTS AND OPTIONS (continued)

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	363.22%
Risk-free interest rate	2.51%
Dividend yield	—%

On January 10, 2011, the Company granted options to purchase 17,500,000 shares of the Company’s common stock to directors.  The option grants as approved by the Compensation Committee vest at 25% every three months from the date of issuance and the exercise price is $0.00346 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	114.24%
Risk-free interest rate	1.93%
Dividend yield	—%

The aggregate fair value of vesting options of $352,733 and $1,021,110 was charged to current period operations for the three months ended March 31, 2011 and 2010, respectively.

NOTE 10 — FAIR VALUE

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

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

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

•	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2011:

	March 31, 2011
	Carrying
Financial instruments	Amount	Fair Value
Cash and cash equivalents	$836,480	$836,480
Accounts receivable	103,973	103,973
Accounts payable and accrued liabilities	(1,076,645)	(1,076,645)
	$(136,192)	$(136,192)

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

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued and determined no reportable event occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Revenue

Total revenue for the quarter ended March 31, 2011, was $593,624, compared with $268,867 for the same period in 2010, an increase of $324,757 or 120.8%.

System revenues during the quarter ended March 31, 2011, was $450,000, compared to $-0- in 2010.  The increase in system revenue was the result of the completion of the Company’s first containerized system.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $125,243 or 46.6% in the current quarter to $143,624.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Total gross profit for the three months ended March 31, 2011, was $287,709 (48.5% of total revenue), compared with a gross profit of $103,414 (38.5% of total revenue) for the same period in 2010. The increase in gross margin is a result of the Company coverting backlog into revenue in an efficient matter.

Gross profit on system revenue during the three months ended March 31, 2011, was $219,066 compared to $0 for the same period in 2010.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contrast during the three months ended March 31, 2011, was $68,642 compared to $103,414 for the same period in 2010.

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

Operating Expenses

Total operating expenses for the three months ended March 31, 2011, was $941,686, compared with $1,685,827 for the same period in 2010, a decrease of $744,140.  In the three months ended March 31, 2011, we recognized non-cash equity based compensation to service providers and employees of $352,733, as compared to $1,139,290 recorded as equity based compensation for the same period in  2010.

Interest and Other Income

Interest and other income for the three months ended March 31, 2011, was $88, compared to $234 for the same period in 2010.

Interest expense

Interest expense and amortization for the three months ended March 31, 2011, was $472,606, compared with $2,925 for the same period in 2010.  During the three months ended March 31, 2011, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $469,681, compared to $-0- for the same period in 2010.

Net Income (loss)

Net loss for the three month period ended March 31, 2011, was $1,126,496, compared to a loss of $1,585,104 for the same period in 2010.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of March 31, 2011, and December 31, 2010, are as follows:

	March 31,	December 31,
	2011	2010

Cash on hand	$836,480	$182,046

Working capital (deficit)	$(894,281)	$(1,107,848)

The Company purchased $9,695 in new fixed assets during the three months ended March 31, 2011.  Under current conditions, the Company anticipates purchasing approximately $5,000 in additional fixed assets in 2011.  Net cash provided by operating activities totaled $159,129 for the three months ended March 31, 2011.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period.  There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date.  Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings.  We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.  Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.  The accounts receivable balance as of March 31, 2011, was $103,973 net of an allowance of $24,693, a decrease of $98,673 from year ended December 31, 2010.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time.  During the three months ended March 31, 2011, the Company decreased its inventory on hand by $84,319 to $712,358.

During the three months ended March 31, 2011, we issued an aggregate of $380,000 in exchange for notes receivable, of which, we have collected a total of $380,000 to assist us in meeting our cash needs.  In addition, we received $125,000 from our equity line of credit, whereby we issued an aggregate of 40,485,830 shares of our common stock as part of the put agreement.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.  In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2011, that were not otherwise disclosed on a Form 8-K.

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

MEDCLEAN TECHNOLOGIES, INC.

Date: April 28, 2011	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer and Principal Executive Officer

Date: April 28, 2011	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer and Principal Accounting Officer