Form 10-Q
period 2011-06-30
MedClean Technologies, Inc.
filed 2011-08-22
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of August 18, 2011, there were 1,466,497,326 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)	(restated)
ASSETS
Current assets
Cash	$326,998	$182,046
Accounts receivable, net of $24,693 allowance	92,701	202,646
Revenues in excess of billings	7,036	7,679
Inventory	405,846	332,833
Prepaid expenses	48,151	39,014
Total current assets:	880,732	764,218

Property, plant and equipment, net	36,094	123,339

Other assets:
Long term inventory	463,844	463,844
Deposits	32,808	32,808

Total assets	$1,413,478	1,384,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$428,339	$299,386
Payroll liabilities	24,937	30,439
Accrued liabilities, related party	670,668	714,090
Deferred revenue	695,867	550,472
Billings in excess of revenue	51,332	51,332
Notes payable	232,197	226,347
Total current liabilities:	2,103,340	1,872,066

Long term debt:
Derivative liability	100,022	121,389
Convertible notes, net of debt discount of $230,309 and $304,795	16,771	38,250
Total liabilities	2,220,133	2,031,705

Stockholders’ deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 1,411,497,326 and 970,185,420 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	141,150	97,019
Additional paid in capital	31,980,012	29,136,349
Accumulated deficit	(32,927,817)	(29,880,864)
Total stockholders’ deficit:	(806,655)	(647,496)

Total liabilities and stockholders’ deficit	$1,413,478	$1,384,209

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(restated)		(restated)
Revenues
Contract revenue earned	$-	$-	$450,000	$-
Sales and service revenues	190,557	131,758	334,181	400,625
Total revenues	190,557	131,758	784,181	400,625

Cost of sales
Contract cost of sales	-	-	230,934	-
Sales and service cost of sales	148,218	71,674	223,200	237,127
Total cost of sales	148,218	71,674	454,134	237,127

Gross profit	42,339	60,084	330,047	163,498

Operating expenses
Salaries and wages	563,192	570,422	1,125,431	1,762,731
General and administrative expenses	513,097	537,178	871,504	1,008,343
Depreciation	18,213	22,577	39,253	44,930
Total operating expenses	1,094,502	1,130,177	2,036,188	2,816,004

Loss from operations	(1,052,163)	(1,070,093)	(1,706,141)	(2,652,506)

Other income and expenses
Interest and other income	169	31,292	257	31,526
Gain (loss) on change in fair value of derivatives	17,585	99,116	(206,750)	99,116
Loss on disposal of property and equipment	(55,122)	-	(55,122)	-
Interest expense	(381,489)	(228,036)	(1,079,197)	(230,961)

Net Loss before income taxes	(1,471,020)	(1,167,721)	(3,046,953)	(2,752,825)

Provision for income taxes (benefit)	-	-	-	-

Net Loss	$(1,471,020)	$(1,167,721)	$(3,046,953)	$(2,752,825)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and fully diluted	1,325,210,969	703,752,904	1,227,799,665	693,837,432

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
		(restated)
Cash flows from operating activities:
Net loss	$(3,046,953)	$(2,752,825)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	41,817	47,702
Amortization of debt discount	779,486	36,398
Loss on disposal of property and equipment	55,122	-
Fair value of common stock, options and warrants issued for services rendered	718,822	1,541,079
Non cash interest expense relating to convertible debt	293,861	185,228
Loss (gain) on change in fair value of derivative liability	206,750	(99,116)
(Increase) decrease in:
Accounts receivable	109,945	(363,473)
Revenues in excess of billing	643	-
Inventory	(73,013)	43,991
Prepaid expenses	(9,137)	(23,562)
Increase (decrease) in:
Accounts payable	91,381	196,415
Payroll liabilities	(5,502)	15,470
Deferred revenue	145,395	(135,765)
Billings in excess of revenue	-	364,000
Net cash provided by (used in) operating activities	(691,383)	(944,458)

Cash flows from investing activities:
Purchase of equipment	(9,694)	(5,569)
Net cash used in investing activities	(9,694)	(5,569)

Cash flows from financing activities:
Proceeds from issuance of put agreements	140,829	-
Proceeds from exercise of options and warrants	200	131,161
Proceeds from issuance of convertible notes	705,000	500,000
Net cash provided by financing activities	846,029	631,161

(Decrease) increase in cash and cash equivalents	144,952	(318,866)

Cash and cash equivalents, beginning of period	182,046	534,425

Cash and cash equivalents, end of period	$326,998	$215,559

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,198	$-
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$800,966	$-

See the accompanying notes to these unaudited condensed financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2010, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011.

The financial statements as of December 31, 2010, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

The Company was originally incorporated in the State of Delaware under the name General Devices, Inc.  Effective January 23, 2006, the Company merged (the “Merger”) with Aduromed Industries, Inc. (“Aduromed”), whereby Aduromed became the wholly-owned subsidiary of the Company and the former holders of the equity in Aduromed became holders of equity in the Company.  Effective January 30, 2007, the Company changed its corporate name from General Devices, Inc. to Aduromed Industries, Inc.

Effective January 2, 2009, the Company changed its corporate name from Aduromed to MedClean Technologies, Inc.  Also effective January 2, 2009, the Company merged its former wholly-owned subsidiary, Aduromed Corporation, with and into the Company.

MedClean is in the business of providing solutions for managing medical waste on site, including designing, selling, installing and servicing on site (i.e. “in-situ”) turnkey systems to treat regulated medical waste.  The Company provides these systems to hospitals and other medical facilities as efficient, safe, cost effective and legally compliant solutions to incineration, off site hauling of untreated waste and other alternative treatment technologies and methodologies.  The MedClean Series System is offered in three configurations: Containerized System, Mobile System and the Fixed System (our traditional fixed installation).

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition.  Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,693 as of June 30, 2011 and December 31, 2010, respectively.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance.  Selling, general and administrative costs are charged to expense as incurred.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined.  Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders and settlements, are accounted for as changes in estimates in the current period.

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The customer is billed for and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At June 30, 2011 and December 31, 2010, the Company had $695,867 and $550,472, respectively, in deferred revenue from system installs and maintenance agreements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.  At June 30, 2011, and December 31, 2010, respectively, the Company had cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

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

Dependence on principal customer

During the six months ended June 30, 2011, the Company made significant sales to one customer amounting to 57% of total revenues.

For 2011 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on the Company’s business.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

As described in Note 9, items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the debt derivative liabilities.

Stock based compensation

The Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As more fully described in Note 1 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 20,833,333 and 22,500,000 shares of common stock during the six-month period ended June 30, 2011 and 2010, respectively, to employees and directors of the Company.

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Component & spare parts	$789,454	$767,425
Consumables	40,694	29,252
Advance payments	39,542	-
Total inventory	869,690	796,677
Less current portion	405,846	332,833
Inventory, long term portion	$463,844	$463,844

Property, plant and equipment

The Company has property, plant and equipment that consist of computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Office Furniture	$159,691	$170,094
Computers and Accessories	208,802	208,802
Leasehold Improvements	24,629	135,380
	393,122	514,276
Accumulated Depreciation	357,028	390,937
	$36,094	$123,339

During the three and six-month periods ended June 30, 2011, depreciation expense charged to operations was $19,474 and $41,817, respectively, of which $1,262 and $2,565 was included as part of cost of goods sold, respectively.

During the three and six-month periods ended June 30, 2010, depreciation expense charged to operations was $23,739 and $47,702, respectively, of which $1,386 and $2,772 was included as part of cost of goods sold, respectively.

During the six-month period ended June 30, 2011, the Company was able to terminate the lease on the 1st floor of  its facilities in Bethel and as such recorded a loss on disposal of leasehold improvements and office furniture of $55,122 in current period operations.

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the three and six month periods ended June 30, 2011, amounting to 146,396,904 were not included in the calculation for net loss per common share because their effects would be antidilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(3,046,953)	$(2,752,825)	$(1,471,020)	$(1,167,721)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	1,227,799,665	693,837,432	1,325,210,969	703,752,904

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)	$(0.00)	$(0.00

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04. “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in the financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style.  The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value or an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities.  These amendments change the wording used to describe many of the requirements of U.S. GAAP for measuring fair value and disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for the amendments to result in a change in application of the requirements in ASC Topic 820.  Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any additional recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

The Company has available cash and cash equivalents of approximately $326,998 at June 30, 2011, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses which will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 – RESTATEMENTS

During 2010, in connection with the issuance of convertible notes, the Company had originally recorded the conversion option embedded feature as an equity (beneficial conversion feature) instrument.  Subsequently, the Company determined that there is a possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  As such, these restatements reflect the correction in accounting and to properly record the related derivative liability:

Balance sheet
December 31, 2010

	Previously
	Reported	Adjustment	REF	Restated
Assets (unchanged)	$1,384,209	$-		$1,384,209

Liabilities and Stockholders’ Deficit
Current liabilities (unchanged)	$1,872,066	$-		$1,872,066

Long term debt:
Derivative liability	-	121,389	(a)	121,389
Convertible notes	38,250	-		38,250

Stockholders’ deficit
Preferred stock	-	-		-
Common stock	97,019	-		97,019
Additional paid in capital	29,416,835	(280,486)	(b)	29,136,349
Accumulated deficit	(30,039,961)	159,097	(c)	(29,880,864)

Total liabilities and stockholders’ deficit	$1,384,209	$-		$1,384,209

(a)	Record the fair value of derivative liability as of December 31, 2010

(b)	Reclassify the initial fair value of the conversion option from equity to liability, and recognize conversions of notes with underlying derivative liability

(c)	Net PL effect from change in derivative liability of $395,472 and interest expense relating to derivative features underlying convertible debt of $(236,376)

Condensed Statement of Operations
Three months ended June 30, 2010

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$131,758	$-		$131,758
Cost of sales	71,674	-		71,674
Gross profit	60,084			60,084

Operating expenses (unchanged)	1,130,177	-		1,130,177

Net loss from operations	(1,070,093)	-		(1,070,093)

Other income (expense)
Interest and other income	31,292	-		31,292
Gain on change in fair value of derivative	-	99,116	(a)	99,116
Interest expense	(42,808)	(185,228)	(b)	(228,036)

Net Loss	$(1,081,609)	$(86,112)		$(1,167,721)

Loss per common stock, basic and fully diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	703,752,904	703,752,904		703,752,904

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

Condensed Statement of Operations
Six months ended June 30, 2010

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$400,625	$-		$400,625
Cost of sales	237,127	-		237,127
Gross profit	163,498			163,498

Operating expenses (unchanged)	2,816,004	-		2,816,004

Net loss from operations	(2,652,506)	-		(2,652,506)

Other income (expense)
Interest and other income	31,526	-		31,526
Gain on change in fair value of derivative	-	99,116	(a)	99,116
Interest expense	(45,733)	(185,228)	(b)	(230,961)

Net Loss	$(2,666,713)	$(86,112)		$(2,752,825)

Loss per common stock, basic and fully diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	693,837,432	693,837,432		693,837,432

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

Condensed Statement of Cash Flows
Six Months ended June 30, 2010

	Previously
	Reported	Adjustment	REF	Restated
Net loss	$(2,666,713)	$(86,112)	(a),(b)	$(2,752,825)
Gain on change in fair value of derivative liability	-	(99,116)	(a)	(99,116)
Non cash interest expense relating to convertible debt	-	185,228	(b)	185,228
Other operating activities (unchanged)	1,722,255	-		1,722,255
Net cash used in operating activities	(944,458)	-		(944,458)

Net cash used in investing activities (unchanged)	(5,569)	-		(5,569)

Net cash provided by financing activities (unchanged)	631,161	-		631,161

Net decrease in cash	(318,866)	-		(318,866)

Cash, beginning of period	534,425	-		534,425

Cash, end of period	$215,559	$-		$215,559

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

NOTE 4 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at June 30, 2011, was $1,666,045, compared to $2,116,045 at December 31, 2010.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has two remaining contracts in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $325,000.  The following table summarizes the percentage of completion outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at June 30, 2011
$231,257	$29,347	$201,910	$21,668	$7,039	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,039	$51,332

Outstanding contracts at December 31, 2010
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

NOTE 5 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of June 30, 2011 and December 31, 2010, the balance due was $232,197 and $226,347, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a current board member for corporate strategy and finance services.  The current agreement terminated on July 31, 2011.  During the six month period ended June 30, 2011 and 2010, the Company paid $54,400 and $-0-, respectively.  At June 30, 2011 and December 31, 2010, the Company accrued $72,000 and $288,000, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at June 30, 2011 and December 31, 2010 was $277,752 and $338,774, respectively.

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

During the six months ended June 30, 2011, the Company “put” 44,351,787 shares of common stock for a total of $140,829.

NOTE 8 – CONVERTIBLE NOTES

On April 1, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 1”) that matures March 31, 2013, in exchange for a promissory note receivable.  Convertible Note 1 bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate equal to the higher of (a) 70% of the lowest closing price during the 20 trading days previous to the conversion or (b) par value of the Company’s common stock.

For presentation purposes, the Company offset the unpaid promissory note receivable against the carrying value of the Convertible Note 1.

The Company analyzed the conversion feature in accordance with Accounting Standards Codification subtopic 815-15 (“ASC 815-15”), Embedded Derivatives, and 815-40, Contracts in Entity’s Own Equity (“ASC 815-40’), and determined that upon issuance of Convertible Note 1, based on the terms of the underlying conversion feature, the Company could be required to issue shares in excess of the authorized share limit and therefore the embedded derivative must be bifurcated from the host contract and measured at fair value the extent that the conversion option would be classified as a liability as a standalone instrument.  The Company had more than one contract that could be subject to this treatment and could result in partial reclassification out of equity, and the Company chose the method of reclassification of contracts with the earliest inception date first.

On April 1, 2010, the Company received proceeds of $275,000 under the promissory note receivable. Based on the order of reclassification, the conversion option from a portion of the underlying Convertible Note 1 equaling $19,219 would have required reclassification as a standalone instrument. In accordance with Accounting Standards Codification subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the portion of the carrying value of the Convertible Promissory Note for which the conversion feature was not subject to bifurcation per above.  The Company recognized and measured an aggregate of $100,269 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against Convertible Note 1.  The derivative conversion feature underlying the carrying value of the debenture that required bifurcation of $19,219 was recorded at fair value of $27,926 as a discount against Convertible Note 1. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the note.

Subsequently during the three months ended June 30, 2010, the Company received an additional $225,000 in proceeds under the promissory note receivable.  The derivative conversion feature underlying these advances under Convertible Note 1 was bifurcated and recorded at fair value of $410,228 with a discount against the principal of Convertible Note 1 and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the note.

On June 14, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 2”) that matures June 13, 2013, in exchange for a promissory note receivable.  Convertible Note 2 was issued under the same terms as Convertible Note 1.

For the six months ended June 30, 2010, the Company amortized the debt discount noted above and charged $199,375 to interest expense.

For the period from July 1, 2010 through December 31, 2010, the Company received proceeds totaling $200,000 under the promissory notes receivable underlying Convertible Note 1 and Convertible Note 2). The derivative conversion feature underlying these advances under Convertible Note 1 and Convertible Note 2 was bifurcated and recorded at fair value of $251,149 with a discount against the principal of the related Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

The liability for these derivative conversion features was re-measured at fair value each interim period-end. The changes in fair value resulted in a gain of $99,116 for the three and six months ended June 30, 2010. In addition, during 2010, the liability was reduced $172,441 at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the year. The ending value as of December 31, 2010 was $121,389.

As of December 31, 2010, $700,000 had been received on the related notes receivable.

During 2010, the Company issued an aggregate of 117,650,000 shares of its common stock in payment of $356,955 towards the note.

On October 7, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 3”) that matures October 6, 2013, in exchange for a promissory note receivable.  Convertible Note 3 was issued under the same terms as the convertible notes above.

During the six months ended June 30, 2011, the Company received proceeds totaling $705,000 under the promissory notes receivable underlying Convertible Note 2 and Convertible Note 3.

During the six months ended June 30, 2011, due to certain conversions of notes into common stock, and, conversely, the new proceeds during the period described above, the number of shares issuable under the convertible notes fluctuated, causing several reclassifications of the derivative conversion features between equity and liability classification. The Company recognized an embedded beneficial conversion feature present in the portion of the carrying value of the Convertible Promissory Notes for which the conversion feature was not subject to bifurcation during the period.  The derivative conversion feature underlying the portion of these debentures requiring bifurcation during the period totaled $464,909 and was recorded at fair value of $758,771 with a discount for the bifurcated value against the principal of the Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

The liability for these derivative conversion features was re-measured at fair value upon each reclassification and each interim period-end. The changes in fair value resulted in a loss of $189,165 and $206,750 for the three and six months ended June 30, 2011. In addition, during the three and six months ended June 30, 2011, the liability was reduced $376,179 and $571,131, respectively, at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the periods. The ending value as of June 30, 2011 was $100,022.

During the six months ended June 30, 2011, the Company issued an aggregate of 396,910,119 shares of its common stock in payment of $800,965 towards the note.

For the six months ended June 30, 2011, the Company amortized the debt discount and charged $1,073,349 to interest expense.

NOTE 9 – DERIVATIVE LIABILITY

During 2010, in connection with the issuance of convertible notes, the Company has the possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  The accounting treatment of derivative financial instruments required that the Company reclassify the derivative from equity to a liability at their fair values as of the date possible issuable shares exceeded the authorized level and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The fair value of the derivative at June 30, 2011 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 142.54%; risk free rate: 0.99%; and expected life: 2.75 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At June 30, 2011, the derivative liability valued at $100,022, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, par value $0.0001 per share.  In addition, the Company is authorized to issue 60,000,000 shares of preferred stock, par value $0.0001 per share.

As of June 30, 2011 and December 31, 2010, the Company had 1,411,497,326 and 970,185,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	2.08	$0.0040	16,000,000	$0.0040
0.0041	2,000,000	2.86	0.0041	2,000,000	0.0041
0.0075	69,530,574	209	0.0075	69,530,574	0.0075
0.0250	28,000,000	2.09	0.0250	28,000,000	0.0250
0.0900	600,000	1.71	0.0900	600,000	0.0900
0.2400	100,000	0.99	0.2400	100,000	0.2400
Total	116,230,574	2.02	$0.0189	116,230,574	$0.0119

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	156,896,558	$0.0212
Granted	-
Exercised	(39,025,598)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at December 31, 2010	116,434,960	0.0189
Granted	2,000,000	0.0041
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at June 30, 2011	116,230,574	$0.0119

During the year ended December 31, 2010, the Company issued an aggregate of 39,025,598 shares of common stock in exchange for the exercise of 39,869,261 warrants.  The exercise prices ranged from $0.004 to $0.0075, resulting in proceeds of $209,937.  A total of 5,433,966 warrants were exercised on a cashless basis.

During the six months ended June 30, 2011, the Company issued 2,000,000 warrants for services rendered.  The warrants were valued at $8,087 using the Black Scholes option pricing method with the following assumptions: dividend yield: $-0-; volatility: 304.31%; expected life: 3 years; and risk free rate: 1.03%.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00346	13,750,000	4.97	$0.00346	4,375,000	$0.00346
$0.00348	3,333,333	4.88	$0.00348	833.333	$0.00348
$0.00400	538,868,634	3.13	$0.00400	523,355,356	$0.00400
$0.00844	80,883,534	4.61	$0.00844	53,922,356	$0.00844
$0.02500	2,000,000	2.33	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.79	$0.02800	22,500,000	$0.02800
Total	661,335,501	3.34	$0.00541	606,986,045	$0.00535

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(34,000)	(0.004)
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	20,833,333	0.00346
Exercised	(50,000)	(0.004)
Canceled or expired	(3,950,000)	(0.346)
Outstanding at June 30, 2011:	661,335,501	$0.00541

On January 14, 2010, the Company granted options to purchase 22,500,000 shares of the Company’s common stock to directors valued at $663,720.  The option grants as approved by the Compensation Committee were fully vested when issued and the exercise price is $0.028 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	363.22%
Risk-free interest rate	2.51%
Dividend yield	—%

On January 10, 2011, the Company granted options to purchase 17,500,000 shares of the Company’s common stock to directors valued at $41,672.  The option grants as approved by the Compensation Committee vest at 25% every three months from the date of issuance and the exercise price is $0.00346 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	114.24%
Risk-free interest rate	1.93%
Dividend yield	—%

On May 19, 2011, the Company granted options to purchase 3,333,333 shares of the Company’s common stock to directors valued at $10,992.  The option grants as approved by the Compensation Committee vest at 833,333 on June 30, 2011, 1,250,000 on September 30, 2011 and 1,250,000 on December 31, 2011.  The exercise price is $0.00348 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	303.01%
Risk-free interest rate	1.85%
Dividend yield	—%

The aggregate fair value of vesting options of $771,399 and $1,541,079 was charged to current period operations for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $476,187 of total unrecognized compensation cost relating to non-vested stock based compensation arrangements granted.  That costs is expected to be recognized during the remaining portion of 2011.

NOTE 12 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008.  ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (Including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the debt derivative liabilities. Convertible notes were determined at market based on their short term historical conversions

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets (Liabilities) At Fair Value
Liabilities:
Derivative liability	$-	$-	$(100,022)	$(100,022)

Total	$-	$-	$(100,022)	$(100,022)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Derivative Liability
Balance, December 31, 2010	$121,389

Initial fair value of new debt derivatives during the period	293,862
Mark-to-market at June 30, 2010:
Embedded debt derivative	206,750
Reclassifications (to) from equity during the period (net)	49,153
Reductions from conversions of debt	(571,132)

Balance, June 30, 2011	$100,022

NOTE 13 – SUBSEQUENT EVENTS

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Revenue

Total revenue for the quarter ended June 30, 2011, was $190,557, compared with $131,758 for the same period in 2010, an increase of $58,799 or 44.6%.

All revenues were derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts.  The increase in revenue was a result of an increase service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Total gross profit for the three months ended June 30, 2011, was $42,339 (22.2% of total revenue), compared with a gross profit of $60,084 (45.6% of total revenue) for the same period in 2010. The decrease in gross margin is a result of the Company converting backlog into revenue. The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the three months ended June 30, 2011, was $1,094,502, compared with $1,130,177 for the same period in 2010, a decrease of $35,675.  In the three months ended June 30, 2011, we recognized non-cash equity based compensation to service providers and employees of $426,753, as compared to $401,789 recorded as equity based compensation for the same period in 2010.

Interest and Other Income

Interest and other income for the three months ended June 30, 2011, was $169 compared to $31,292 for the same period in 2010.

Derivative liability

Change in fair value of derivative liability was a net gain of $17,585 for the three months ended June 30, 2011 as compared to a net gain of $99,116 for the same period last year.

Interest expense

Interest expense and amortization for the six months ended June 30, 2011, was $381,489, compared with $228,036 for the same period in 2010.  During the three months ended June 30, 2011, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $309,805, compared to $14,147 for the same period in 2010.

Net Income (loss)

Net loss for the three month period ended June 30, 2011, was $1,471,020, compared to a loss of $1,167,721 for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Revenue

Total revenue for the six months ended June 30, 2011, was $784,181, compared with $400,625 for the same period in 2010, an increase of $383,556 or 95.7%.

System revenues during the six month ended June 30, 2011, was $450,000, compared to $-0- in 2010.  The increase in system revenue was the result of the completion of the Company’s first containerized system.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $66,444 or 16.6% in the current period to $334,181.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Total gross profit for the six months ended June 30, 2011, was $330,047 (42.1% of total revenue), compared with a gross profit of $163,498 (40.8% of total revenue) for the same period in 2010. The increase in gross margin is a result of the Company converting backlog into revenue in an efficient matter.

Gross profit on system revenue during the six months ended June 30, 2011, was $219,066 compared to $0 for the same period in 2010.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the six months ended June 30, 2011, was $110,981 compared to $163,498 for the same period in 2010.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the six months ended June 30, 2011, was $2,036,188, compared with $2,816,004 for the same period in 2010, a decrease of $779,816.  In the six months ended June 30, 2011, we recognized non-cash equity based compensation to service providers and employees of $779,486, as compared to $1,541,079 recorded as equity based compensation for the same period in 2010.

Interest and Other Income

Interest and other income for the six  months ended June 30, 2011, was $257, compared to $31,526 for the same period in 2010.

Derivative liability

Change in fair value of derivative liability was a net loss of $206,750 for the six months ended June 30, 2011 as compared to a net gain of $99,116 for the same period last year.

Interest expense

Interest expense and amortization for the six months ended June 30, 2011, was $1,079,197, compared with $230,961 for the same period in 2010.  During the six months ended June 30, 2011, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $779,486, compared to $36,398 for the same period in 2010.

Net Income (loss)

Net loss for the six month period ended June 30, 2011, was $3,046,953, compared to a loss of $2,752,825 for the same period in 2010.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of June 30, 2011, and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010

Cash on hand	$326,998	$182,046

Working capital (deficit)	$(1,222,608)	$(1,107,848)

The Company purchased $9,694 in new fixed assets during the six months ended June 30, 2011.  Under current conditions, the Company anticipates purchasing approximately $5,000 in additional fixed assets in 2011.  Net cash used by operating activities totaled $691,383 for the six months ended June 30, 2011.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period.  There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date.  Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings.  We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.  Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.  The accounts receivable balance as of June 30, 2011, was $92,701 net of an allowance of $24,693, a decrease of $109,945 from year ended December 31, 2010.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time.  During the six months ended June 30, 2011, the Company increased its inventory on hand by $73,013 to $869,690.

During the six months ended June 30, 2011, we issued an aggregate of $705,000 in exchange for notes receivable, of which, we have collected a total of $705,000 to assist us in meeting our cash needs.  In addition, we received $140,829 from our equity line of credit, whereby we issued an aggregate of 44,351,787 shares of our common stock as part of the put agreement.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Director Agreement, dated May 19, 2011, by and between MedClean Technologies, Inc. and Robert Hockett (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on May 20, 2011).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Date: August 22, 2011	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)