Form 10-Q
period 2011-09-30
MedClean Technologies, Inc.
filed 2011-11-14
CIK 40528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-03125

MEDCLEAN TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

Delaware	21-0661726
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

310 Stoke Park Road
Bethlehem, Pennsylvania 18017
(Address of principal executive offices)

(203) 798-1080
(Registrant’s telephone number, including area code)

3 Trowbridge Drive
Bethel, Connecticut 06801
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
Yes ☐   No ☒

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

As of November 11, 2011, there were 1,629,259,231 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(restated)
ASSETS
Current assets
Cash	$102,515	$182,046
Accounts receivable, net of $24,693 allowance	137,614	202,646
Revenues in excess of billings	7,679	7,679
Inventory	195,900	332,833
Prepaid expenses	42,027	39,014
Total current assets:	485,735	764,218

Property, plant and equipment, net	22,585	123,339

Other assets:
Long term inventory	463,844	463,844
Deposits	38,308	32,808

Total assets	$1,010,472	1,384,209

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$343,431	$299,386
Payroll liabilities	11,680	30,439
Accrued expenses, related party	516,209	714,090
Deferred revenue	591,919	550,472
Billings in excess of revenue	51,332	51,332
Notes payable	235,122	226,347
Total current liabilities:	1,749,693	1,872,066

Long term debt:
Derivative liability	99,358	121,389
Convertible notes, net of debt discount of $178,629 and $304,795	36,038	38,250
Total liabilities	1,885,089	2,031,705

Stockholders' deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 1,514,259,231 and 970,185,420 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	151,426	97,019
Additional paid in capital	32,550,520	29,136,349
Accumulated deficit	(33,576,563)	(29,880,864)
Total stockholders' deficit:	(874,617)	(647,496)

Total liabilities and stockholders' deficit	$1,010,472	$1,384,209

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
 CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
		(restated)		(restated)
Revenues
Contract revenue earned	$445,200	$-	$895,200	$-
Sales and service revenues	157,746	306,825	491,927	707,450
Total revenues	602,946	306,825	1,387,127	707,450

Cost of sales
Contract cost of sales	288,757	-	528,584	-
Sales and service cost of sales	66,138	53,084	280,445	290,211
Total cost of sales	354,895	53,084	809,029	290,211

Gross profit	248,051	253,741	578,098	417,239

Operating expenses
Salaries and wages	541,505	550,832	1,666,936	2,313,563
General and administrative expenses	240,918	398,943	1,112,422	1,407,286
Depreciation	12,737	22,523	51,990	67,453
Total operating expenses	795,160	972,298	2,831,348	3,788,302

Loss from operations	(547,109)	(718,557)	(2,253,250)	(3,371,063)

Other income and expenses
Interest and other income	21	41	278	345
Gain (loss) on change in fair value of derivatives	79,963	3,523	(126,787)	102,639
Loss on disposal of property and equipment	-	-	(55,122)	-
Interest expense	(181,621)	(35,165)	(1,260,818)	(237,825)

Net Loss before income taxes	(648,746)	(750,158)	(3,695,699)	(3,505,904)

Provision for income taxes (benefit)	-	-	-	-

Net Loss	$(648,746)	$(750,158)	$(3,695,699)	$(3,505,904)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and fully diluted	1,456,444,013	727,746,491	1,304,851,973	705,264,662

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
		(restated)
Cash flows from operating activities:
Net loss	$(3,695,699)	$(3,505,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	55,326	71,529
Amortization of debt discount	937,333	43,822
Loss on disposal of property and equipment	55,122	-
Fair value of common stock, options and warrants issued for services rendered	1,069,477	1,943,064
Non cash interest expense relating to convertible debt	314,709	185,228
Loss (gain) on change in fair value of derivative liability	126,787	(102,639)
(Increase) decrease in:
Accounts receivable	65,032	(349,389)
Inventory	136,933	22,489
Prepaid expenses and other	(8,513)	(48,832)
Increase (decrease) in:
Accounts payable	9,399	315,070
Payroll liabilities	(18,759)	(5,072)
Deferred revenue	41,447	(153,686)
Billings in excess of revenue	-	147,368
Net cash provided by (used in) operating activities	(911,407)	(1,436,952)

Cash flows from investing activities:
Purchase of equipment	(9,694)	(5,569)
Net cash used in investing activities	(9,694)	(5,569)

Cash flows from financing activities:
Payments of related party loans	(154,459)	-
Proceeds from issuance of put agreements	140,829	300,000
Proceeds from exercise of options and warrants	200	220,625
Proceeds from issuance of convertible notes	855,000	500,000
Net cash provided by financing activities	841,570	1,020,625

(Decrease) increase in cash and cash equivalents	(79,531)	(421,896)

Cash and cash equivalents, beginning of period	182,046	534,425

Cash and cash equivalents, end of period	$102,515	$112,529

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,198	$1,198
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$1,602,226	$-

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the nine-month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2010, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011 and form 8-K filed with the SEC on August 22, 2011 which disclosed that the Company had determined that FASB Accounting Standards Codification Topic 815-40-25, “Derivatives and Hedging - Contracts in Entity's Own Equity” (“ASC 815-40”), should have been applied to the convertible debt agreements entered into by the Company as of April 1, 2010. The estimated impact of the proper application of ASC 815-40 on a pre-tax basis as of and for the year ended December 31, 2010, is debt derivative of $121,000 with a corresponding decrease in stockholders' equity by $121,000 and a decrease to the pre-tax net loss by $159,000. The Company is in the process of amending its form 10-K.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition.  Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,693 as of September 30, 2011 and December 31, 2010, respectively.

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

Deferred Revenues consist of cash received in advance for goods to be delivered at a future date.  The Company records the payments received from customers as a liability until the products are delivered.  Sales are recorded when the products are delivered.

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

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The customer is billed for and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At September 30, 2011 and December 31, 2010, the Company had $591,919 and $550,472, respectively, in deferred revenue from system installs and maintenance agreements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits.  The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.  At September 30, 2011, and December 31, 2010, respectively, the Company had cash balances on deposit in one account with a financial institution in excess of the federally insured limits.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Dependence on principal customer

During the nine months ended September 30, 2011, the Company made significant sales to two customers amounting to 65% of total revenues.

For 2011 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on the Company’s business.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011 and December 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As more fully described in Note 11 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 22,916,666 and 22,500,000 shares of common stock during the nine-month period ended September 30, 2011 and 2010, respectively, to employees and directors of the Company.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Component & spare parts	$618,451	$767,425
Consumables	32,316	29,252
Advance payments	8,977	-
Total inventory	659,744	796,677
Less current portion	195,900	332,833
Inventory, long term portion	$463,844	$463,844

Property, plant and equipment

The Company has property, plant and equipment that consist of computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Office Furniture	$159,692	$170,094
Computers and Accessories	208,802	208,802
Leasehold Improvements	24,629	135,380
	393,123	514,276
Accumulated Depreciation	370,538	390,937
	$22,585	$123,339

During the three and nine-month periods ended September 30, 2011, depreciation expense charged to operations was $13,509 and $55,326, respectively, of which $1,262 and $2,565 was included as part of cost of goods sold, respectively.

During the three and nine-month periods ended September 30, 2010, depreciation expense charged to operations was $23,827 and $71,529, respectively, of which $1,304 and $4,076 was included as part of cost of goods sold, respectively.

During the nine-month period ended September 30, 2011, the Company was able to terminate the lease on the 1st floor of  its facilities in Bethel and as such recorded a loss on disposal of leasehold improvements and office furniture of $55,122 in current period operations.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the nine month period ended September 30, 2011, amounting to 108,966,897 were not included in the calculation for net loss per common share because their effects would be anti-dilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(3,695,699)	$(3,505,904)	$(648,746)	$(750,158)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	1,304,851,973	705,264,662	1,456,444,013	727,746,491

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Recent Accounting Pronouncements

There were various updates recently issued by the Financial Accounting Standards Board, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The Company has available cash and cash equivalents of approximately $102,515 at September 30, 2011, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses that will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

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

Balance sheet
December 31, 2010

	Previously
	Reported	Adjustment	REF	Restated
Assets (unchanged)	$1,384,209	$-		$1,384,209

Liabilities and Stockholders’ Deficit
Current liabilities (unchanged)	$1,872,066	$-		$1,872,066

Long term debt:
Derivative liability	-	121,389	(a)	121,389
Convertible notes	38,250	-		38,250

Stockholders’ deficit
Preferred stock	-	-		-
Common stock	97,019	-		97,019
Additional paid in capital	29,416,835	(280,486)	(b)	29,136,349
Accumulated deficit	(30,039,961)	159,097	(c)	(29,880,864)

Total liabilities and stockholders’ deficit	$1,384,209	$-		$1,384,209

(a)	Record the fair value of derivative liability as of December 31, 2010.

(b)	Reclassify the initial fair value of the conversion option from equity to liability, and recognize conversions of notes with underlying derivative liability.

(c)	Net PL effect from change in derivative liability of $395,472 and interest expense relating to derivative features underlying convertible debt of $(236,376).

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Condensed Statement of Operations
Three months ended September 30, 2010

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$306,825	$-		$306,825
Cost of sales	53,084	-		53,084
Gross profit	253,741			253,741

Operating expenses (unchanged)	972,298	-		972,298

Net loss from operations	(718,557)	-		(718,557)

Other income (expense)
Interest and other income	41	-		41
Gain on change in fair value of derivative	-	3,523	(a)	3,523
Interest expense	(35,165)	-		(35,165)

Net Loss	$(753,681)	$3,523		$(750,158)

Loss per common stock, basic and fully diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	727,746,491	727,746,491		727,746,491

(a)	Mark to market adjustment of the derivative liability

Condensed Statement of Operations
Nine months ended September 30, 2010

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$707,450	$-		$707,450
Cost of sales	290,211	-		290,211
Gross profit	417,239			417,239

Operating expenses (unchanged)	3,788,302	-		3,788,302

Net loss from operations	(3,371,063)	-		(3,371,063)

Other income (expense)
Interest and other income	345	-		345
Gain on change in fair value of derivative	-	102,639	(a)	102,639
Interest expense	(52,597)	(185,228)	(b)	(237,825)

Net Loss	$(3,423,315)	$(82,589)		$(3,505,904)

Loss per common stock, basic and fully diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	705,264,662	705,264,662		705,264,662

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
Condensed Statement of Cash Flows
Nine Months ended September 30, 2010

	Previously
	Reported	Adjustment	REF	Restated
Net loss	$(3,423,315)	$(82,589)	(a),(b)	$(3,505,904)
Gain on change in fair value of derivative liability	-	(102,639)	(a)	(102,639)
Non cash interest expense relating to convertible debt	-	185,228	(b)	185,228
Other operating activities (unchanged)	1,986,363	-		1,986,363
Net cash used in operating activities	(1,436,952)	-		(1,436,952)

Net cash used in investing activities (unchanged)	(5,569)	-		(5,569)

Net cash provided by financing activities (unchanged)	1,020,625	-		1,020,625

Net decrease in cash	(421,896)	-		(421,896)

Cash, beginning of period	534,425	-		534,425

Cash, end of period	$112,529	$-		$112,529

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

 NOTE 4 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at September 30, 2011, was $1,133,935, compared to $2,116,045 at December 31, 2010.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has one remaining contract in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $123,090.  The following table summarizes the percentage of completion of the Company's outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at September 30, 2011

$287,029	$163,939	$123,090	$215,271	$-	$51,332

$287,029	$163,939	$123,090	$215,271	$	$51,332

Outstanding contracts at December 31, 2010

$231,257	$29,347	$201,910	$21,668	$7,679	$-

$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of September 30, 2011 and December 31, 2010, the balance due was $235,122 and $226,347, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a former board member for corporate strategy and finance services.  The current agreement terminated on July 31, 2011.  During the nine month period ended September 30, 2011 and 2010, the Company paid $136,000 and $-0-, respectively.  At September 30, 2011 and December 31, 2010, the Company accrued $72,000 and $288,000, respectively. As of September 30, 2011 and December 31, 2010, the balance due was $272,000 and 336,000, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at September 30, 2011 and December 31, 2010 was $227,335 and $338,774, respectively.

NOTE 7 – LINE OF CREDIT

On August 5, 2010, the Company and Southridge Partners II, LP (“Southridge”) entered into an Equity Credit Agreement (the “Agreement”).  Pursuant to the Agreement, Southridge has agreed to provide the Company with up to $15,000,000 of funding during the 36-month period following the date a registration statement of the Company’s common stock is declared effective by the SEC (the “Equity Line”).  During this 36-month period, commencing on the date on which the SEC first declares effective our registration statement, the Company may request a draw down under the Equity Line by which the Company would sell shares of its common stock to Southridge, which is obligated to purchase the shares under the Agreement.  For each share of our common stock purchased under the Agreement, Southridge will pay ninety-five percent (95%) of the average of the lowest closing bid price of our common stock reported by Bloomberg, LP in any two trading days, consecutive or inconsecutive, of the five consecutive trading day period (the "Valuation Period") commencing the date a put notice (the "Put Notice") is delivered to Southridge in a manner provided by the Agreement. Subject to certain limitations and floor price redactions, the Company may, at its sole discretion, issue a Put Notice to Southridge and Southridge will then be irrevocably bound to acquire such shares. The registration statement relating to the requested bond of the Company's common stock pursuant to the Agreement was declared effective on May 19, 2011 (File No. 333-174136).

During the nine months ended September 30, 2011, the Company “put” 44,351,787 shares of common stock for a total of $140,829.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

On April 1, 2010, the Company received an aggregate net proceeds of $275,000 under the promissory note receivable including interest. Based on the order of reclassification, the conversion option from a portion of the underlying Convertible Note 1 equaling $19,219 would have required reclassification as a standalone instrument. In accordance with Accounting Standards Codification subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the portion of the carrying value of the Convertible Promissory Note for which the conversion feature was not subject to bifurcation per above.  The Company recognized and measured an aggregate of $100,269 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against Convertible Note 1.  The derivative conversion feature underlying the carrying value of the debenture that required bifurcation of $19,219 was recorded at fair value of $27,926 as a discount against Convertible Note 1. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the note.

Subsequently, the Company received an additional $361,000 in proceeds under the promissory note receivable.  The derivative conversion feature underlying these advances under Convertible Note 1 was bifurcated and recorded at fair value of $606,005 with a discount against the principal of Convertible Note 1 and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the note.

For the nine months ended September 30, 2011, the Company amortized the debt discount noted above and charged $252,928 to interest expense.

On June 14, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 2”) that matures June 13, 2013, in exchange for a promissory note receivable.  Convertible Note 2 was issued under the same terms as Convertible Note 1.

The Company received aggregate net proceeds of $636,000 from July 1, 2010 through June 30, 2011, including interest under the promissory notes receivable underlying Convertible Note 2. The derivative conversion feature underlying these advances under Convertible Note 2 was bifurcated and recorded at fair value of $645,895 with a discount against the principal of the related Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

For the nine months ended September 30, 2011, the Company amortized the debt discount noted above and charged $627,449 to interest expense.

The liability for these derivative conversion features was re-measured at fair value each interim period-end. The changes in fair value resulted in a gain of $3,523 and $102,639 for the three and nine months ended September 30, 2010. In addition, during 2010, the liability was reduced $172,441 at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the year. The ending value as of December 31, 2010 was $121,389.

As of December 31, 2010, $700,000 had been received on the related notes receivable.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

During 2010, the Company issued an aggregate of 117,650,000 shares of its common stock in payment of $356,955 towards the note.

On October 7, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 3”) that matures October 6, 2013, in exchange for a promissory note receivable.  Convertible Note 3 was issued under the same terms as the convertible notes above.

The Company received an aggregate net proceeds of 258,000 from October 14, 2010 through September 30, 2011,  under the promissory notes receivable underlying Convertible Note 3). The derivative conversion feature underlying these advances under Convertible Note 3 was bifurcated and recorded at fair value of $315,566 with a discount against the principal of the related Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

For the nine months ended September 30, 2011, the Company amortized the debt discount noted above and charged $56,995 to interest expense.

On April 8, 2011, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 4”) that matures October 8, 2014, in exchange for a promissory note receivable.  Convertible Note 3 was issued under the same terms as the convertible notes above.

The Company received an aggregate net proceeds of 25,000 from May 31, 2011 through September 30, 2011,  under the promissory notes receivable underlying Convertible Note 4). The derivative conversion feature underlying these advances under Convertible Note 4 was bifurcated and recorded at fair value of $25,000 with a discount against the principal of the related Convertible Notes.

For the nine months ended September 30, 2011, the Company amortized the debt discount noted above and charged $3,542 to interest expense.

During the nine months ended September 30, 2011, due to certain conversions of notes into common stock, and, conversely, the new proceeds during the period described above, the number of shares issuable under the convertible notes fluctuated, causing several reclassifications of the derivative conversion features between equity and liability classification. The Company recognized an embedded beneficial conversion feature present in the portion of the carrying value of the Convertible Promissory Notes for which the conversion feature was not subject to bifurcation during the period.  The derivative conversion feature underlying the portion of these debentures requiring bifurcation during the period totaled $614,909 and was recorded at fair value of $835,501 with a discount for the bifurcated value against the principal of the Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

The liability for these derivative conversion features was re-measured at fair value upon each reclassification and each interim period-end. The changes in fair value resulted in a gain (loss) of $79,963 and $(126,787) for the three and nine months ended September 30, 2011. In addition, during the three and nine months ended September 30, 2011, the liability was reduced $91,549 and $662,680, respectively, at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the periods. The ending value as of September 30, 2011 was $99,358.

During the nine months ended September 30, 2011, the Company issued an aggregate of 499,672,024 shares of its common stock in payment of $939,545 towards the note.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The fair value of the derivative at September 30, 2011 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 154.83%; risk free rate: 0.42%; and expected life: 2.75 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At September 30, 2011, the derivative liability valued at $99,358, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, par value $0.0001 per share.  In addition, the Company is authorized to issue 60,000,000 shares of preferred stock, par value $0.0001 per share.

As of September 30, 2011 and December 31, 2010, the Company had 1,514,259,231 and 970,185,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at September 30, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	1.83	$0.0040	16,000,000	$0.0040
0.0041	2,000,000	2.61	0.0041	2,000,000	0.0041
0.0075	69,530,574	1.84	0.0075	69,530,574	0.0075
0.0250	28,000,000	1.84	0.0250	28,000,000	0.0250
0.0900	600,000	1.46	0.0900	600,000	0.0900
0.2400	100,000	0.74	0.2400	100,000	0.2400
Total	116,230,574	1.77	$0.0189	116,230,574	$0.0119

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	156,896,558	$0.0212
Granted	-
Exercised	(39,025,598)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at December 31, 2010	116,434,960	0.0189
Granted	2,000,000	0.0041
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at September 30, 2011	116,230,574	$0.0119

 During the year ended December 31, 2010, the Company issued an aggregate of 39,025,598 shares of common stock in exchange for the exercise of 39,869,261 warrants.  The exercise prices ranged from $0.004 to $0.0075, resulting in proceeds of $209,937.  A total of 5,433,966 warrants were exercised on a cashless basis.

During the nine months ended September 30, 2011, the Company issued 2,000,000 warrants for services rendered.  The warrants were valued at $8,087 using the Black Scholes option pricing method with the following assumptions: dividend yield: $-0-; volatility: 304.31%; expected life: 3 years; and risk free rate: 1.03%.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at September 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00346	13,750,000	4.97	$0.00346	7,500,000	$0.00346
$0.00348	3,333,333	4.88	$0.00348	2,083,333	$0.00348
$0.00400	538,868,937	3.13	$0.00400	525,412,495	$0.00400
$0.00844	80,883,534	4.61	$0.00844	53,922,356	$0.00844
$0.00232	2,083,000	4.84		833,333
$0.02500	2,000,000	2.33	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.79	$0.02800	22,500,000	$0.02800
Total	663,418,834	3.38	$0.00540	614,251,517	$0.00532

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(34,000)	(0.004)
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	22,916,666	0.0034
Exercised	(50,000)	(0.004)
Canceled or expired	(3,950,000)	(0.346)
Outstanding at September 30, 2011:	663,418,834	$0.00540

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

On August 1, 2011, the Company granted options to purchase 2,083,000 shares of the Company’s common stock to directors valued at $5,204.  The option grants as approved by the Compensation Committee vest at 833,333 on September 30, 2011on September 30, 2011 and 1,250,000 on December 31, 2011.  The exercise price is $0.00232 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	297.82%
Risk-free interest rate	1.32%
Dividend yield	—%

The aggregate fair value of vesting options of $1,061,390 and $1,715,425 was charged to current period operations for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $139,847 of total unrecognized compensation cost relating to non-vested stock based compensation arrangements granted.  That cost is expected to be recognized during the remaining portion of 2011.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets (Liabilities) At Fair Value
Liabilities:
Derivative liability	$-	$-	$(99,358)	$(99,358)

Total	$-	$-	$(99,358)	$(99,358)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

Derivative Liability
Balance, December 31, 2010	$121,389

Initial fair value of new debt derivatives during the period	464,710
Mark-to-market at September 30, 2010:
Embedded debt derivative	126,787
Reclassifications (to) from equity during the period (net)	49,153
Reductions from conversions of debt	(662,681)

Balance, September 30, 2011	$99,358

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Revenue

Total revenue for the quarter ended September 30, 2011, was $602,946, compared with $306,825 for the same period in 2010, an increase of $296,121 or 96.5%.

System revenues during the three month ended September 30, 2011, was $445,200, compared to $-0- in 2010.  The increase in system revenue was the result of the installation of a fixed based system.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $149,079 or 48.6% in the current period to $157,746.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Gross profit on system revenue during the three months ended September 30, 2011, was $156,443 compared to $0 for the same period in 2010.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the three months ended September 30, 2011, was $91,608 compared to $253,741 for the same period in 2010.

 Operating Expenses

Total operating expenses for the three months ended September 30, 2011, was $795,160, compared with $972,298 for the same period in 2010, a decrease of $177,138.  In the three months ended September 30, 2011, we recognized non-cash equity based compensation to service providers and employees of $350,654, as compared to $336,926 recorded as equity based compensation for the same period in 2010. We reduced operating expenses by $184,406 or 48.42% in the three months ended September 30, 2011, compared with the same period in 2010, the variance primarily reflects a decrease in professional fees and rent, marketing and travel expenses.

Interest and Other Income

Interest and other income for the three months ended September 30, 2011, was $21 compared to $41 for the same period in 2010.

Derivative liability

Change in fair value of derivative liability was a net gain of $79,963 for the three months ended September 30, 2011 as compared to a net gain of $3,523 for the same period last year.

Interest expense

Interest expense and amortization for the three months ended September 30, 2011, was $181,621, compared with $35,165 for the same period in 2010.  During the three months ended September 30, 2011, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $157,847, compared to $29,675 for the same period in 2010.

Net Income (loss)

Net loss for the three month period ended September 30, 2011, was $648,746, compared to a loss of $750,158 for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Revenue

Total revenue for the nine months ended September 30, 2011, was $1,387,127, compared with $707,450 for the same period in 2010, an increase of $679,677 or 96.1%.

System revenues during the nine month ended September 30, 2011, was $895,200, compared to $-0- in 2010.  The increase in system revenue was the result of the completion of the Company’s first containerized system and the installation of a fixed based system.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $215,523 or 30.5% in the current period to $491,927.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Gross profit on system revenue during the nine months ended September 30, 2011, was $366,616 compared to $0 for the same period in 2010.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the nine months ended September 30, 2011, was $211,482 compared to $417,239 for the same period in 2010.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2011, was $2,831,348, compared with $3,788,302 for the same period in 2010, a decrease of $956,954.  In the nine months ended September 30, 2011, we recognized non-cash equity based compensation to service providers and employees of $1,069,477, as compared to $1,943,064 recorded as equity based compensation for the same period in 2010. We reduced operating expenses by $83,367 or 17.1% in the nine months ended September 30, 2011, compared with the same period in 2010, the variance primarily reflects a decrease in professional fees and corporate charges.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2011, was $278, compared to $345 for the same period in 2010.

Derivative liability

Change in fair value of derivative liability was a loss of $126,787 for the nine months ended September 30, 2011 as compared to a gain of $102,639 for the same period last year.

Interest expense

Interest expense and amortization for the nine months ended September 30, 2011, was $1,260,818, compared with $237,825 for the same period in 2010.  During the nine months ended September 30, 2011, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $937,333, compared to $43,822 for the same period in 2010.

Net Income (loss)

Net loss for the nine month period ended September 30, 2011, was $3,695,699, compared to a loss of $3,505,904 for the same period in 2010.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of September 30, 2011, and December 31, 2010, are as follows:

	September 30,	December 31,
	2011	2010

Cash on hand	$102,515	$182,046

Working capital (deficit)	$(1,263,958)	$(1,107,848)

The Company purchased $9,694 in new fixed assets during the nine months ended September 30, 2011.  Under current conditions, the Company anticipates purchasing approximately $3,000 in additional fixed assets in 2011.  Net cash used by operating activities totaled $911,407 for the nine months ended September 30, 2011.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period.  There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date.  Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings.  We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.  Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.  The accounts receivable balance as of September 30, 2011, was $137,614 net of an allowance of $24,693, a decrease of $65,032 from year ended December 31, 2010.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time.  During the nine months ended September 30, 2011, the Company decreased its inventory on hand by $136,933 to $659,744.

During the nine months ended September 30, 2011, we issued an aggregate of $855,000 in exchange for notes receivable, of which, we have collected a total of $855,000 to assist us in meeting our cash needs.  In addition, we received $140,829 from our equity line of credit, whereby we issued an aggregate of 44,351,787 shares of our common stock as part of the put agreement.

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

Item 1A. Risk Factors.

Other than the risk factor below there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 31, 2011.

OUR SHARES OF COMMON STOCK ARE NO LONGER ELIGIBLE TO BE TRADED ELECTRONICALLY. AS A RESULT, BROKERAGE FIRMS MAY BE UNWILLING TO TRADE WITH US.

If an issuer is not "DTC-eligible," then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (particularly the OTCBB) means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions like all companies on the OTCBB). While DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company's stock is going to track with any volume. Currently, our shares are not DTC-eligibile. There are no assurances that our shares will again become DTC-eligible or, if they do, how long it will take.

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

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Date: November 14, 2011	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)