Form 10-K
period 2011-12-31
MedClean Technologies, Inc.
filed 2012-05-15
CIK 40528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-03125

MEDCLEAN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	21-0661726
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

310 Stoke Park Road Bethlehem, PA	18017
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of registrants voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011 was $4,578,298. As of May 10, 2012, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 2,318,811,187.

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

PART I

Item 1. Business.

Background

MedClean Technologies, Inc. (“MCLN,” “MedClean” or the “Company”) is in the business of providing medical waste treatment solutions. MedClean designs, sells, and installs turnkey regulated medical waste solutions that are flexible enough to be installed as a custom configuration at a customer location, delivered as a self-contained portable solution for specific applications, and can also scale in size to support the needs of independent waste processing facilities serving a wide variety of customer’s needs. MedClean also provides services through its extensive distributor and transport partner program that enables the Company the flexibility to service most, if not all, regulated medical waste streams as well as support HIPAA document destruction.

The principal business offices of MedClean are located at 310 Stoke Park Road Bethlehem, Pennsylvania 18017, and their telephone number is (203) 798-1080. On August 24, 2011, the Company began leasing 13,000 sq. ft. out of approximately 20,000 sq. ft. of space at the location. The Company is contemplating moving its location in 2012 at the request and expense of the current landlord in order to accommodate an opportunity for the landlord to lease the entire warehouse space available to a single customer.

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

MedClean’s Business

The principal product of MedClean is providing medical waste treatment solutions. The Company designs, sells, and installs turnkey regulated medical waste solutions that are flexible enough to be installed as a custom configuration at a customer location, delivered as a self-contained portable solution for specific applications, and can also scale in size to support the needs of independent waste processing facilities serving a wide variety of customer’s needs. The Company also provides services, through its extensive distributor and transport partner program that enables the Company the flexibility to service most, if not all, regulated medical waste streams as well as support HIPAA document destruction.

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

Products

The Company’s principal products are the MedClean® series systems and related services. The MedClean® system includes the following equipment, machinery, and services:

•	An autoclave vessel to sterilize the medical waste;

•	A shredding device, the MedClean® Shredder, to convert sterilized waste material into a harmless, non-recognizable confetti-like material qualifying the end product as safe municipal solid waste;

•	A unique AutoTouch® control station with software and hardware components that integrate and bundle all operating and data recording functions into a system complying with regulatory requirements for conversion and disposal of medical waste, including real time centralized monitoring of the system’s functions;

•	A material transporter to mechanically transport the processed waste from shredder to the municipal solid waste compacting dumpster;

•	A QuietCart® transport cart system to facilitate a single source containerization of the infectious waste from generation, sterilization, processing and return for refill without need for human interaction for ultimate operator safety.

•	Services to transport the waste from the point of generation through the point of treatment. Services include waste transportation at the waste generation facility, equipment operation on-site, waste transportation to a processing facility, and operation of equipment at the processing facility.

•	Waste streams addressed through the combination of products and services (collectively labeled as Technology enabled Services (TeS). TeS provided by the Company include:

Waste Stream	Today	Future
Regulated Medical Waste	Current Product	Product, Partnership
Sharps	Current Product	Product, Partnership
Confidential Documents (HIPAA)	Current Product, Partnership	Product, Partnership
Chemo / Path	Partnership	Product, Partnership
Pharmaceutical Waste	Partnership	Product, Partnership
Hazardous Waste	Partnership	Partnership
Organics	Partnership	Partnership
Universal Waste	Partnership	Partnership

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

As a standard product, a containerized System can now be delivered within 12-16 weeks after receipt of an order and installed in a “plug and play” mode whereby all utilities required to operate the system are connected via a utility umbilical cord.  The container can either be rigged to a position at grade level or installed on a simple steel support framework level with the facility’s loading dock.

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

The Company also sells consumable items including custom manufactured high temperature cart liners, deodorizers and autoclave validation test kits.  These items, along with a long list of other components such as printer paper, printer ribbon, autoclave gaskets, and replacement cart wheels are ordered on a monthly or quarterly basis by our clients to ensure proper operation.  Annual revenue generated from consumable items and services typically represents 5% to 10% of the original capital cost.

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

*MedClean “appliance” or Service for a fee alternative.

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

For SQGs there has been no realistic alternative to hauling, and any on-site solutions have been too expensive or inefficient.  Because of this, the SQG segment represents an excellent opportunity for the Company’s TeS platform as well as a potential target for a future MedClean Appliance product and / or for the Company to license or co-develop new products.

The current U.S. medical waste market is estimated to be $1.5 to $2.0 billion (3.1 billion pounds) annually.  Additionally, there exists an estimated $2.0 billion in confidential document destruction annually in this same market segment.

The Company’s current and pending installations, both domestically and internationally, total 40 locations, including one domestic installation slated for installation in the first half of 2012.

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

Federal agencies, which regulate RMW, are the EPA, the Occupational Safety and Health Administration (“OSHA”), the U.S. Department of Transportation (the “U.S. DOT”), and the U.S. Postal Service. These agencies regulate RMW under a variety of statutes and regulations, including the following:

•	MEDICAL WASTE TRACKING ACT OF 1988 (“MWTA”). The primary objective of the MWTA was to ensure that RMW generated in a covered state that posed environmental problems, including an unsightly appearance, was delivered to disposal or treatment facilities with minimum exposure to waste management workers and the public. The MWTA’s tracking requirements included accounting for all waste transported and imposed civil and criminal sanctions for violations. The MWTA demonstration program expired in 1991, but the MWTA established a model followed by many states in developing their specific medical waste regulatory frameworks.

•	CLEAN AIR ACT REGULATIONS. In August 1997, the EPA adopted regulations under the Clean Air Act Amendments of 1990 that limit the discharge into the atmosphere of pollutants released by medical waste incineration. These regulations required every state to submit to the EPA for approval a plan to meet minimum emission standards for these pollutants.

•	OCCUPATIONAL SAFETY AND HEALTH ACT OF 1970. The Occupational Safety and Health Act of 1970 authorizes OSHA to issue occupational safety and health standards. OSHA regulations are designed to minimize the exposure of employees to hazardous work environments, including RMW.

•	RESOURCE CONSERVATION AND RECOVERY ACT OF 1976 (“RCRA”). RCRA required the EPA to promulgate regulations identifying hazardous wastes. RCRA also created standards for the generation, transportation, treatment, storage and disposal of solid and hazardous wastes. These standards included a documentation program for the transportation of hazardous wastes and a permit system for solid and hazardous waste disposal facilities. RMW is currently considered non-hazardous solid wastes under RCRA. However, some substances collected by some of MedClean’s customers, including photographic fixer developer solutions, lead foils and dental amalgam, are considered hazardous wastes.

•	DOT REGULATIONS. The U.S. DOT has put regulations into effect under the Hazardous Materials Transportation Authorization Act of 1994 which requires customers to package and label RMW in compliance with designated standards, and which incorporate blood-borne pathogens standards issued by OSHA. Under these standards, customers must, among other things, identify packaging with a “biohazard” marking on the outer packaging, and medical waste containers must be sufficiently rigid and strong to prevent tearing or bursting and must be puncture-resistant, leak-resistant, properly sealed and impervious to moisture. DOT regulations also require that a transporter be capable of responding on a 24-hour-a-day basis in the event of an accident, spill, or release to the environment of a hazardous material.

•	COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 (“CERCLA”). CERCLA established a regulatory and remedial program to provide for the investigation and cleanup of facilities that have released or threaten to release hazardous substances into the environment. CERCLA and state laws similar to it may impose strict, joint and several liabilities on the current and former owners and operators of facilities from which releases of hazardous substances have occurred and on the generators and transporters of the hazardous substances that come to be located at these facilities. Responsible parties may be liable for substantial site investigation and cleanup costs and natural resource damages, regardless of whether they exercised due care and complied with applicable laws and regulations. If a customer were found to be a responsible party for a particular site, it could be required to pay the entire cost of the site investigation and cleanup, even though other parties also may be liable.

•	UNITED STATES POSTAL SERVICE. Customers must obtain permits from the U.S. Postal Service to conduct programs, pursuant to which they mail approved “sharps” (needles, knives, broken glass and the like) containers directly to treatment facilities.

Governmental Regulations-State and Local

Each state has its own regulations related to the handling, treatment and storage of medical waste. Although there are many differences among the various state laws and regulations, many states have followed the medical waste model under the MWTA and have implemented programs under RCRA. State agencies involved in regulating the medical waste industry are frequently the departments of health and environmental protection agencies. In addition, many local governments have ordinances, local laws and regulations, such as zoning and health regulations, including ordinances relating to the disposition of sterilized effluents into sewage systems and municipal disposal sites that affect our customers’ operations.

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

Backlog

Backlog represents anticipated revenue from work not yet completed or performed under a signed contract or work order. Once work commences, revenue is generally recognized upon delivery of the system or completion of the work. Backlog at December 31, 2011 was $1,047,100 compared to $2,116,045 at December 31, 2010 representing a decrease of $1,068,945 or 50.5%.

Employees

As of May 10, 2012, the Company had 4 full time and 1 part time employees and one part time consultant.  The Company utilizes third party contractors and Certified Partners for certain services and for sales representation. Through formal and informal agreements the Company is well positioned to manage and meet future business requirements.

Item 1A.  Risk Factors.

Risks Related To Our Business

We have a history of losses.

To date, we have been unable to generate revenue sufficient to be profitable. The Company had a net loss of $(4,376,105), or $(0.00) per share, for the fiscal year ended December 31, 2011, compared to a net loss of $(4,417,550), or $(0.00) per share, for the fiscal year ended December 31, 2010. The Company might not achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, might not sustain such profitability.

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

Recent history relating to the market prices of public companies indicates that, from time to time, there may be periods of extreme volatility in the market price of the Company’s securities due to factors unrelated to the operating performance of the Company, or announcements concerning the condition of the Company, especially for stock traded on the OTC Bulletin Board.  In the last 52 week period, the Common Stock traded on the OTC Bulletin Board from a high closing price of $.0035 to a low of $.0001 per share. See “Market for our Common Stock.” General market price declines, market volatility, especially for low priced securities, or factors related to the general economy or specifically to the Company in the future could adversely affect the price of the common stock. With the low price of the Common Stock, securities placement by MedClean could be very dilutive to existing stockholders, thereby limiting the nature of future equity placements.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company currently leases approximately 13,000 square feet of warehouse space at 310 Stoke Park Road, Bethlehem, PA 18017 for a term of two (2) years under a lease agreement, dated August 24, 2011. At our option, the term of lease may be renewed for an additional three (3) years. Base rent is set at the rate of $5,500 per month.

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

Calendar Quarter Ended:

	High	Low
2011
March 31	$0.0059	$0.0050
June 30	0.0037	0.0025
September 30	0.0012	0.001
December 31	0.0006	0.0005

2010
March 31	$0.0295	$0.0181
June 30	0.0200	0.0091
September 30	0.0166	0.0072
December 31	0.0080	0.0031

As of May 10, 2012, the Company had 1,404 stockholders of record.

Recent Issuances Involving Unregistered Securities

During 2011, we issued 50,000 shares of common stock as a result of warrant and option conversions.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company including its former wholly owned subsidiary Aduromed Corporation. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, changes to regulatory requirements relating to environmental approvals for the treatment of infectious medical waste, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, availability of capital on terms satisfactory to us. We are subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources, and personnel as described in this Annual Report. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenue

Total revenue for 2011 was $1,717,721 compared with $896,993 for 2010. A revenue increase of $820,728 or 92%, $1,010,200 was attributable to increase revenues derived from sales of our MedClean system, and $(189,472) was attributable to the decrease of the sale of consumables, component parts, and service contracts.

Revenues from our MedClean system for 2011 were $1,010,200 compared to $-0- in 2010, an increase of $1,010,200.

Revenues derived from the sale of consumables, component parts and service contracts decreased to $707,521 compared to $896,993 in the prior year. The revenue was attributable to orders for goods and services from a consistent install base of hospitals that have previously purchased our MedClean system. Service revenues declined due to a lack of corrective maintenance services work.

Historically, orders for the MedClean System are contracted by purchase order and are billed in two increments. Typically, clients are invoiced on contract signing and delivery of components and/or completion of installation.

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

Gross Profit

The gross profit for 2011 was $725,752 (42.3% of total revenue) compared with a gross profit in 2010 of $470,295 (52.5% of total revenue). Our gross profit margins decreased from 52.5% to 42.3%.  The decrease in our gross profit as compared to the prior year can be attributed to lower profit margins on system sales.

The components of costs of revenues for products include direct materials, depreciation, shipping and rigging costs and contract labor primarily used to install, repair and maintain our equipment.

Operating Expenses

Total operating expenses for 2011 was $3,579,315 compared with $4,787,192 for 2010, a decrease of $1,207,877 or 25.3%.

In 2011, we incurred a $1,204,799 non cash charge to operations for the fair value of vesting options and warrants as compared to $2,060,985 in 2010 and $-0- in 2011 for stock based compensation as compared to $227,640 in 2010; a net decrease of $1,083,826 with other operating costs decreasing by $124,051.

Interest (Income) Expense

Interest and other income for 2011 was $280 compared with $350 of interest and other income in 2010 on reduced cash balances available for investment.  The Company invests its excess cash in a money market account.

Interest expense and amortization for 2011 was $1,376,702 compared with $496,477 in 2010. The increase in interest expense was a result of the Company amortizing the debt discount on the Convertible Notes.

Net loss

Net loss for 2011 was $(4,376,105) compared to a net loss in 2010 of $(4,417,550).

Financial Condition

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of December 31, 2011 and 2010 are as follows:

	2011	2010
Cash on hand	$26,009	$182,046
Working capital (deficit)	$(1,317,482)	$(1,107,848)

During 2011, the Company purchased $9,694 in fixed assets. The Company anticipates purchasing approximately $5,000 in additional fixed assets in 2012.

Net cash used in operating activities totaled $1,067,913 in 2011.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period. There are two milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.” Receivable balances are typically paid within 15 days of the invoice date. Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings. We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.   Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance. The accounts receivable balance as of December 31, 2011, was $170,585 net of an allowance of $24,098.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time. During 2011, the Company decreased its total inventory on hand by $393,999 to $402,678.  The accounts payable and accrued liabilities balance as of December 31, 2011 was $432,000. The related party accrued liabilities balance as of December 31, 2011 was $517,342 primarily relating to consulting services and severance due to prior officers.

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

The Company provides a one-year warranty on the systems it installs. The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs. Accordingly, the Company has accrued no reserve for warranty. On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer. The Customer is billed for, and pays for the maintenance agreement in advance. Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue. At December 31, 2011 and 2010 the Company had $505,189 and $550,472 in deferred revenue from maintenance agreements.

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during effective January 1, 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on January 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2011, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011, based on criteria in Internal Control – Integrated Framework issued by the COSO.

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

Item 9B.  Other Information.

On March 2, 2012, Mr. Robert Hockett resigned as Director of the Company’s board of directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 31, 2012.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next board of directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

David J. Laky	47	President and CEO

Cheryl Kaine Sadowski	44	Chief Financial Officer and Treasurer

Jay S. Bendis	65	Director, Chairman

Scott Grisanti	49	Director

Constance A. Nelson	63	Director

Elan Gandsman	70	Director

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

Mr. Laky owns, beneficially and of record, 60,000 shares of Common Stock with options to purchase currently 56,000,000 shares of Common Stock at $0.004 per share and 26,961,178 shares of Common Stock at $0.00844 per share.

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

Ms. Sadowski owns, beneficially and of record, options to purchase currently 54,000,000 shares of Common Stock at $0.004 per share and 26,961,178 shares of Common Stock at $0.00844 per share.

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

Mr. Bendis owns 269,250 shares held of record and options to purchase 4,950,000 shares at an exercise price of $0.004 per share, 7,500,000 shares at an exercise price of $0.028 and 7,500,000 shares at an exercise price of .003480.

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

Dr. Gandsman owns options to purchase currently 4,950,000 shares of the Company’s Common Stock at an exercise price of $0.004 per share, 5,000,000 shares at an exercise price of $0.028 and 5,000,000 shares at an exercise price of .003480.

Constance A. Nelson

Ms. Nelson, combines over 30 years of experience in accounting, internal audit, and management in Manufacturing, Government and Higher Education.  From 2000 through 2011, she has held positions including Controller, Accounting Manager, Director of Financial Accounting, and Director of Finance for a global manufacturing company.  From 1996 through 1999 she was Finance Director for the city of Pinecrest, Florida.  From 1981 to 1996 she held positions with the State of Tennessee including Assistant Commissioner for the Department of Commerce and Insurance, Vice President of Business and Finance for Tennessee State University, and Director of Internal Audit for the Department of General Services.

Ms. Nelson holds an undergraduate degree from David Lipscomb University and an MBA from Tennessee State University. Ms. Nelson owns options to purchase currently 2,083,333 shares of the Company’s Common Stock at an exercise price of $0.00232 per share..

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

Audit Committee Financial Expert

The Company has a standing audit committee comprised of two members of its board of directors, Ms. Nelson and Mr. Gandsman. Ms. Nelson serves as a member of the committee and acts as its “audit committee financial expert” as that term is used in Item 407 of Regulation S-K (17 CFR 229.407) and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Item 11.  Executive Compensation.

Director Compensation

The following table sets forth the aggregate cash and other compensation paid by the Company to its independent directors for the year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($) (1)
Jay Bendis	0	-	$25,950
Elan Gandsman	0	-	$17,300
Ronald LaMorte (2)	0	-	$4,325
Constance A. Nelson	0	-	$4,833
Robert Hockett(3)	0	-	$11,600

Directors also receive customary reimbursement for out-of-pocket expenses. Payments are made on quarterly basis.

(1)	In 2011, we issued 7,500,000 options to purchase our common stock at $0.0346 to Bendis; 5,000,000 options to purchase our common stock at $0.003460 to Gandsman and, LaMorte; 3,333,333 options to purchase our common stock at $0.003480 to Hockett and 2,083,333 options to purchase our common stock at $0.00232 to Nelson.
(2)	Mr. LaMorte resigned from his position as a director of the Company on March 31, 2011
(3)	Mr. Hockett resigned from his position as a director of the Company on March 2, 2012.

Executive Compensation

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2011 (collectively, the “Named Executives”). Summary compensation is for the three fiscal years ended December 31, 2011:

					Other		Option
Name and Principal		Salary		Bonus	Compensation		Awards		Total
Position	Year	($)		($)	($)		($)		($)
Scott Grisanti (1)	2011		$-	$-		$-		$-		$-
former President, Chief	2010	$		$-	$		$		$
Executive Officer	2009		$108,462	$-		$6,252		$345,728		$460,442

Damien Tanaka (2)	2011		$-	$-		$-		$-		$-
former Chief Development	2010	$		$-	$		$		$
Officer	2009		$138,000	$-		$10,571		$104,510		$253,081

Kevin Dunphy (3)	2011		$-	$-		$-		$-		$-
former Chief Financial Officer	2010	$		$-	$		$		$
	2009		$63,269	$-		$6,547		$35,832		$105,648

David J. Laky (4)	2011		$200,000	$-		$7,200		$-		$207,200
President/Chief Executive	2010		$180,962	$-		$7,200		$-		$188,162
Officer	2009		$94,399	$-		$5,003		$297,586		$396,928

Cheryl Sadowski (5)	2011		$160,000	$-		$7,200		$-		$167,200
Chief Financial Officer	2010		$145,808	$-		$7,200		$-		$153,808
	2009		$78,216	$-		$5,003		$297,586		$380,805

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

For the years 2009 and 2008 compensation, includes perquisites covering supplemental term life insurance amounting to $2,070 and $8,279, use of a motor vehicle $3,044.52 and $2,872, disability benefits amounting to $5,457 and $20,701 and club membership amounting to $0 and $8,146 respectively. Mr. Tanaka did not receive any separate compensation for acting as a director of the Company or Aduromed.

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

	Option Awards
A	B	C	D	E	F	G
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
S. Grisanti	8/4/2008	16,000,000	-		$0.004	8/1/2015
	5/1/2009	110,000,000	-		$0.004	5/1/2014
Total		126,000,000	-
D. Tanaka
	8/4/2008	10,000,000	-		$0.004	12/31/2013
	5/1/2009	35,000,000			$0.004	5/1/2014
Total		45,000,000	-
K. Dunphy
	8/4/2008	4,333,334	-		$0.004	8/4/2013
	5/1/2009	12,000,000	-		$0.004	5/1/2014
Total		16,333,334	-
David J Laky	8/4/2008	6,000,000			$0.004	8/4/2016
	5/1/2009	50,000,000	-		$0.004	5/1/2014
	11/11/2009	26,961,178			$.00844	11/11/2016
Total		82,961,178	,
Cheryl Sadowski	10/31/2008	4,000,000			$0.004	10/31/2016
	5/1/2009	50,000,000			$0.004	5/1/2014
	11/11/2009	26,961,178	,		$.00844	11/11/2016
Total		80,961,178	,

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables and footnotes set forth as of May 10, 2012, the number and percentage of the outstanding shares of Common Stock, on a fully diluted basis, which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of MedClean, (ii) each executive officer, (iii) all current directors and executive officers of MedClean as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock.

Except as otherwise noted, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Security Ownership of Beneficial Owners of More than 5% of Each Class of MCLN’s Voting Securities

Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class
Common Stock	Joseph Esposito (1) 310 Stoke Park Road Bethlehem, PA 18017	147,058,500	5.17%

Common Stock	Scott Grisanti (2) 310 Stoke Park Road Bethlehem, PA 18017	172,000,000	6.05%

(1)	Consists of (i) 8,900,000 shares of record owned by E4 LLC, which is controlled by Mr. Esposito, (ii) 25,538,500 shares of record owned by Mr. Esposito’s IRA account, (iii) 620,000 shares issuable upon exercise of warrants held by E4 LLC at an exercise price of $0.0075 per share, (iv) (v) 112,000,000 shares issuable upon exercise of options held by E4 LLC at an exercise price of $0.004 per share.

(2)	Consists of (i) 20,000,000 shares owned of record, (ii) 10,000,000 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share, (iii) 16,000,000 shares issuable upon exercise of warrants at an exercise price of $0.004 per share, (iv) 16,000,000 shares issuable upon exercise of options at an exercise price of $0.004 per share, and (v) 110,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share.

Security Ownership of Management (Directors and Executive Officers)

Title of	Name and Address of	Amount and Nature of	Percentage of
Security	Beneficial Owner	of Beneficial Ownership	Class
Common Stock	Scott Grisanti (1) 310 Stoke Park Road, Bethlehem PA 18017	172,000,000	6.09%

Common Stock	David Laky (2) 310 Stoke Park Road, Bethlehem PA 18017	83,021,178	2.94%

Common Stock	Cheryl Kaine Sadowski (3) 310 Stoke Park Road, Bethlehem PA 18017	80,961,178	2.87%

Common Stock	Jay S. Bendis (4) 554 N Church St, Charlotte, NC 28202	20,219,250.72%

Common Stock	Elan Gandsman (5) 135 College Street New Haven, CT 06510	12,033,333.043%

Common Stock	Constance Nelson(6) 310 Stoke Park Road, Bethlehem PA 18017	2,083,333.07%

Common Stock	All Directors and Executive Officers As a Group	370,318,272	12%

(1)	Consists of (i) 20,000,000 shares owned of record, (ii) 10,000,000 shares issuable upon exercise of warrants at an exercise price of $0.0075 per share, (iii) 16,000,000 shares issuable upon exercise of warrants at an exercise price of $0.004 per share, (iv) 16,000,000 shares issuable upon exercise of options at an exercise price of $0.004 per share, and (v) 110,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share.

(2)	Consists of (i) 60,000 shares of record, (ii) 56,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (iii) 26,961,178 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(3)	Consists of (i) 54,000,000 shares issuable upon exercise of options held at an exercise price of $0.004 per share, and (ii) 26,961,178 shares issuable upon exercise of options held at an exercise price of $0.00844 per share.

(4)	Consists of (i) 269,250 shares held of record and (ii) 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share (iii) 7,500,000 shares issuable upon exercise of options at an exercise price of $.028 and (iv) 7,500,000 shares issuable upon exercise of options at an exercise price of $.003460.

(5)	Consists of 4,950,000 shares issuable upon exercise of options at an exercise price of $0.004 per share (ii) 5,000,000 shares issuable upon exercise of options at an exercise price of $.028 and (iii) 5,000,000 shares issuable upon exercise of options at an exercise price of $.003460

(6)	Consists of 2,083,333 shares issuable upon exercise of options at an exercise price of $0.002320 per share.
28

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During 2011, the following directors of the Company were “independent” in accordance with standards applied by the NASDAQ: Jay Bendis, Elan Gandsman, Ronald A. LaMorte, Robert Hockett and Constance Nelson. All members of the Compensation Committee and the Nominating Committee are independent in accordance with standards applied by the NASDAQ. NASDAQ further requires that members of the Audit Committee satisfy the standards for independence set forth in the Sarbanes-Oxley Act of 2002 (“SOX”). All members of the Audit Committee were independent pursuant to the standards for independence set forth in SOX during 2011.

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

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Child, Van Wagoner & Bradshaw, PLLC, our independent registered public accountants in 2011 and 2010.

	Fiscal Year Ended		Fiscal Years Ended
	December 31, 2011		December 31, 2010
Audit and
Audit Related Fees	$4,000		$38,700
Tax Fees	$-		$-
All Other Fees	$3,500	(1)	$29,500	(2)

(1)	For 2011, all other fees paid to Child Van Wagoner & Bradshaw., PLLC are related to the review of our Form S-1 and post effective Form S-1.

(2)	For 2010, all other fees paid to Child Van Wagoner & Bradshaw, PLLC are related to the review of our Form S-1 and post effective Form S-1.

The following table presents the aggregate fees for professional audit services and other services rendered by Rosenberg Rich Baker Berman & Co, our independent registered public accountants in 2011.

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2011	December 31, 2010
Audit and
Audit Related Fees	$38,500	$
Tax Fees	$-	$-
All Other Fees	$	$

Item 15. Exhibits, Financial Statement Schedules.

All reference to Registrant’s Forms 8-K, 10-KSB, 10-K, 10-QSB, 10-Q include reference to File No. 000-03125.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 7, 2005 by and among the Registrant, GD MergerSub, Inc. and Aduromed (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K, filed December 12, 2005).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of January 23, 2006, by and among the Registrant, GD MergerSub, Inc., GD MergerSub II, Inc. and Aduromed (incorporated by reference to Exhibit 2 to Registrant’s Form 8-K/A, filed January 31, 2006).

2.3	Certificate of Merger of GD MergerSub II, Inc. with and into Aduromed, filed January 23, 2006 with Delaware Secretary of State (incorporated by reference to Exhibit 2 to Registrant’s Form 8K/A, filed January 31, 2006).

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit A to Appendix I to Registrant’s Proxy Statement on Schedule 14A, filed July 24, 2000).

3.2	Registrant’s Amendment to Certificate of Incorporation dated December 12, 2005 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-KSB, filed April 21, 2006).

3.3	Registrant’s Amendment to Certificate of Incorporation dated January 29, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 30, 2007).

3.4	Registrant’s Amendment to Certificate of Incorporation dated April 16, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 16, 2007).

3.5	Registrant’s Amendment to Certificate of Incorporation dated September 26, 2007 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed September 26, 2007).

3.6	Registrant’s Amendment to Certificate of Incorporation dated August 4, 2008 (incorporated by reference to Exhibit 3.01 to Registrant’s Form 8-K, filed August 6, 2008).

3.7	Registrant’s Certificate of Ownership and Merger dated January 2, 2009 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed January 6, 2009).

3.8	Registrant’s Amendment to Certificate of Incorporation dated April 21, 2009 (incorporated by reference to Exhibit 3 to Registrant’s Form 8-K, filed April 22, 2009).

3.9	Certificate of Designation of Series C Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2009 and incorporated by reference herein).

3.10	Registrant’s Bylaws (incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed July 14, 2000).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.04 to Registrant’s Form 8-K, filed August 6, 2008).

4.2	Warrant to Purchase Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2009 and incorporated by reference herein).

10.1	Consulting Agreement dated August 4, 2008, by and between Registrant, Aduromed Corporation and Mr. Joseph Esposito (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed August 8, 2008).

10.2	Amended Employment Agreement dated August 4, 2008, by and between Registrant, Aduromed Corporation and Mr. Kevin T. Dunphy (incorporated by reference to Exhibit 10.03 to Registrant’s Form 8-K, filed September 4, 2008).

10.3	Employment Agreement dated September 2, 2008, by and between Registrant, Aduromed Corporation and Mr. Scott Grisanti (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).
30

10.4	Employment Agreement dated September 2, 2008, by and between Registrant, Aduromed Corporation and Mr. Damien Tanaka (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.5	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Joseph Esposito (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed August 8, 2008).

10.6	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Damien R. Tanaka (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed August 8, 2008).

10.7	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Damien R. Tanaka (incorporated by reference to Exhibit 4.02 to Registrant’s Form 8-K, filed August 8, 2008).

10.8	Amended and Restated Stock Option Agreement, dated as of January 23, 2006, among Registrant, Aduromed Corporation and Damien R. Tanaka. (Incorporated by reference to Exhibit 10.6 to Registrant’s Form SB-2/A, filed August 14, 2006).

10.9	Amended and Restated Stock Option Agreement, dated as of January 23, 2006, between Registrant, Aduromed Corporation and Kevin T. Dunphy (incorporated by reference to Exhibit 10.8 to Registrant’s Form SB-2/A, filed August 14, 2006).

10.10	Stock Option Agreement dated August 4, 2008, between Registrant and Mr. Scott Grisanti (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K, filed September 4, 2008).

10.11	Lease Agreement, dated February 3, 2006, by and between Aduromed Corporation and Cheyenne Company, LLC, relating to premises at 3 Trowbridge Drive, Bethel, CT 06801 (incorporated by reference to Exhibit 10.15 to Registrant’s Form SB-2/A, filed November 9, 2006).

10.12	Employment Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Scott Grisanti (incorporated by reference to Exhibit 10.01 to Registrant’s Form 8-K, filed May 5, 2009).

10.13	Consultant Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Joseph Esposito (incorporated by reference to Exhibit 10.02 to Registrant’s Form 8-K, filed May 5, 2009).

10.14	Employment Agreement Amendment, dated as of May 1, 2009, by and between MedClean Technologies, Inc. and Mr. Kevin Dunphy (incorporated by reference to Exhibit 10.03 to Registrant’s Form 8-K, filed May 5, 2009).

10.15	Amended and Restated Equity Credit Agreement, dated as of August 5, 2010, by and between MedClean Technologies, Inc. and Southridge Partners II (incorporated by reference to Exhibit 10.15 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

10.16	Amended and Restated Registration Rights Agreement, dated as of August 5, 2010, by and between MedClean Technologies, Inc. and Southridge Partners II (incorporated by reference to Exhibit 10.16 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

10.17	Master Restructuring Agreement dated July 10, 2008 (incorporated by reference to Exhibit 10.17 to Registrant’s Form S-1 Registration Statement, filed August 6, 2010).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Dated: May 15, 2012	By:	/s/ David Laky
David Laky
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons of the Registrant and in the capacities and on the dates indicated have signed this report below:

Dated: May 15, 2012	/s/ David Laky
David Laky
President, CEO and Director
(Principal Executive Officer)

Dated: May 15, 2012	/s/ Cheryl K Sadowski
Cheryl K. Sadowski
Treasurer and CFO
(Principal Accounting Officer)

Dated: May 15, 2012	/s/ Jay S. Bendis
Jay S. Bendis, Chairman

Dated: May 15, 2012	/s/ Scott Grisanti
Scott Grisanti, Director

Dated: May 15, 2012	/s/ Elan Gandsman
Elan Gandsman, Director

Dated: May 15, 2012	/s/ Constance Nelson
Constance Nelson, Director

MEDCLEAN TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

MedClean Technologies, Inc.

Bethel, Connecticut

We have audited the balance sheet of MedClean Technologies, Inc. (the Company) as of December 31, 2010, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedClean Technologies, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 23, 2011, except for Note 5, as to which the date is May 15, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MedClean Technologies, Inc.

We have audited the accompanying balance sheet of MedClean Technologies, Inc. as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. MedClean’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedClean Technologies, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 15, 2012

MEDCLEAN TECHNOLOGIES, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
		(restated)
ASSETS
Current assets
Cash	$26,009	$182,046
Accounts receivable, net	170,585	202,646
Revenues in excess of billings	7,679	7,679
Inventory	243,685	332,833
Prepaid expenses	26,627	39,014
Total current assets	474,585	764,218

Property, plant and equipment, net	15,951	123,339

Other assets:
Long term inventory	158,993	463,844
Deposits	6,368	32,808

Total assets	$655,897	$1,384,209

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$432,000	$299,386
Payroll liabilities	48,157	30,439
Accrued liabilities, related party	517,342	714,090
Deferred revenue	505,189	550,472
Billings in excess of revenue	51,332	51,332
Notes payable, including interest	238,047	226,347
Total current liabilities	1,792,067	1,872,066

Long term debt
Derivative liability	127,021	121,389
Convertible notes, net of debt discount of $207,791 and $304,795	54,009	38,250
Total liabilities	1,973,097	2,031,705

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 1,640,311,420 and 970,185,420 shares issued and outstanding as of December 31, 2011 and 2010, respectively	164,031	97,019
Additional paid in capital	32,775,738	29,136,349
Accumulated deficit	(34,256,969)	(29,880,864)
Total stockholders' deficit:	(1,317,200)	(647,496)

Total liabilities and stockholders' deficit	$655,897	$1,384,209

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010
		(restated)
Revenues
Contract revenue earned	$1,010,200	$-
Sales and service revenues	707,521	896,993
Total revenues	1,717,721	896,993

Cost of sales
Contract cost of sales	617,961	-
Sales and service cost of sales	374,008	426,698
Total cost of sales	991,969	426,698

Gross profit	725,752	470,295

Operating expenses
Salaries and wages	1,970,045	2,860,805
General and administrative expenses	1,559,213	1,836,735
Depreciation	50,057	89,652
Total operating expenses	3,579,315	4,787,192

Loss from operations	(2,853,563)	(4,316,897)

Other income and expenses
Interest and other income	280	350
Gain (loss) on change in fair value of derivatives	(83,095)	395,474
Loss on disposal of property and equipment	(63,025)	-
Interest expense	(1,376,702)	(496,477)

Net Loss before income taxes	(4,376,105)	(4,417,550)

Provision for income taxes (benefit)	-	-

Net Loss	$(4,376,105)	$(4,417,550)

Loss per common share, basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and fully diluted	1,375,353,615	985,383,502

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE TWO YEARS ENDED DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total
Balance, December 31, 2009	-	$-	675,478,445	$67,548	$25,411,906	$(25,463,314)	$16,140
Common stock issued in exchange for exercise of warrants and options	-	-	40,872,585	4,087	216,538	-	220,625
Common stock issued in exchange for services rendered	-	-	16,000,000	1,600	226,040	-	227,640
Common stock issued for cash under put agreement	-	-	120,184,390	12,019	602,981	-	615,000
Common stock issued in settlement of convertible notes	-	-	117,650,000	11,765	345,190	-	356,955
Fair value of vested options for services rendered	-	-	-	-	2,060,985	-	2,060,985
Beneficial conversion feature relating to convertible promissory notes	-	-	-	-	553,195	-	553,195
Reclassification of conversion option relating to notes payable from equity to liability (restated)	-	-	-	-	(280,486)	-	(280,486)
Net loss (restated)	-	-	-	-	-	(4,417,550)	(4,417,550)
Balance, December 31, 2010 (restated)	-	-	970,185,420	97,019	29,136,349	(29,880,864)	(647,496)
Common stock issued in settlement of convertible notes	-	-	604,672,024	60,467	1,624,259	-	1,684,726
Common stock issued for cash under put agreement			65,404,419	6,540	154,289	-	160,829
Common stock issued in exchange for exercise of warrants and options	-	-	50,000	5	195	-	200
Beneficial conversion feature relating to convertible promissory notes	-	-	-	-	240,091	-	240,091
Net reclassifications of conversion option relating to notes payable from liability to equity	-	-	-	-	415,756	-	415,756
Fair value of vested options for services rendered	-	-	-	-	1,196,713	-	1,196,713
Fair value of warrants issued for services rendered	-	-	-	-	8,086	-	8,086
Net loss	-	-	-	-	-	(4,376,105)	(4,376,105)
Balance, December 31, 2011	-	$-	1,640,311,863	$164,031	$32,775,738	$(34,256,969)	$(1,317,200)

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
		(restated)
Cash flows from operating activities:
Net loss	$(4,376,105)	$(4,417,550)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	54,058	95,031
Amortization of debt discount	1,012,004	248,400
Loss on disposal of property and equipment	63,025	-
Fair value of common stock, options and warrants issued for services rendered	1,204,800	2,288,625
Non cash interest expense relating to convertible debt	351,864	236,377
Loss (gain) on change in fair value of derivative liability	83,095	(395,474)
(Increase) decrease in:
Accounts receivable	32,061	(58,529)
Inventory	393,999	18,957
Prepaid expenses and other	38,827	(6,368)
Increase (decrease) in:
Accounts payable	102,025	105,344
Payroll liabilities	17,718	22,176
Accounts payable, accrued and payroll liabilities, related party	-	272,945
Deferred revenue	(45,283)	(64,737)
Billings in excess of revenue	-	(227,632)
Net cash used in operating activities	(1,067,913)	(1,882,435)

Cash flows from investing activities:
Purchase of equipment	(9,694)	(5,569)
Net cash used in investing activities	(9,694)	(5,569)

Cash flows from financing activities:
Payments of related party loans	(154,459)	-
Proceeds from issuance of put agreements	160,829	615,000
Proceeds from exercise of options and warrants	200	220,625
Proceeds from issuance of convertible notes	915,000	700,000
Net cash provided by financing activities	921,570	1,535,625

Decrease in cash and cash equivalents	(156,037)	(352,379)

Cash and cash equivalents, beginning of period	182,046	534,425

Cash and cash equivalents, end of period	$26,009	$182,046

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1,198
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$1,684,726	$356,955

See the accompanying notes to these financial statements

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Deferred Revenues consist of cash received in advance for goods to be delivered at a future date.  The Company records the payments received from customers as a liability until the products are delivered.  Sales are recorded when the products are delivered

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The customer is billed for and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At December 31, 2011 and 2010, the Company had $505,189 and $550,472, respectively, in deferred revenue from system installs and maintenance agreements.

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

Dependence on principal customer

During the year ended December 31, 2011, the Company made significant sales to two customers amounting to 65% of total revenues.

For 2012 and going forward, the Company does not anticipate that the loss of any one customer will have a significant adverse impact on the Company’s business.

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition.  Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,097 as of December 31, 2011 and 2010, respectively.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Debt

As described in Note 14, items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the debt derivative liabilities.

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

Advertising Costs

The company expenses advertising costs as incurred.

Fixed Assets

The Fixed Asset Capitalization Policy consists of capitalizing assets valued at $1,000.00 or greater and having an estimated useful life of greater that one year.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during effective January 1, 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 changes the presentation of comprehensive income in the financial statements for all periods reported and eliminates the option under the current guidance that allows for presentation of other comprehensive income as part of the Statement of Stockholders’ Equity. The update proposes two options for the proper presentation of comprehensive income: 1) a single Statement of Comprehensive Income, which includes all components of net income and other comprehensive income; or 2) a Statement of Income followed immediately by a Statement of Comprehensive Income, which includes the summarized net income and all components of other comprehensive income. The provisions of ASU 2011-05 are effective for public entities retrospectively for annual periods, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Therefore, ASU 2011-05 is effective for the Company on January 1, 2012. Although the provisions of this update could change the presentation of the financial statements of the Company, no material impact is expected on the Company’s results of operations, financial condition, and cash flows.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Company has available cash and cash equivalents of approximately $26,009 at December 31, 2011, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses that will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different substantial options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 - INVENTORIES

The following table summarizes total inventory as of December 31, 2011 and December 31, 2010:

	2011	2010
Component & spare parts	$323,224	$767,425
Consumables	70,477	29,252
Advance payments	8,977	-
Total inventory	402,678	796,677
Less current portion	243,685	332,833
Inventory, long term portion	$158,993	$463,844

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010
Office Furniture	$15,783	$170,094
Computers and Accessories	13,307	208,802
Leasehold Improvements	9,425	135,380
	38,515	514,276
Accumulated Depreciation	22,564	390,937
	$15,951	$123,339

During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $54,058 and $95,031, respectively, of which $4,001 and $5,379 was included as part of cost of sales, respectively.

During the year ended December 31, 2011, the Company was able to terminate the lease on the 1st floor of its facilities in Bethel and as such recorded a loss on disposal of leasehold improvements and office furniture of $63,025 in the current period operations.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – RESTATEMENTS

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

Balance sheet

December 31, 2010

	Previously
	Reported	Adjustment		Restated
Assets (unchanged)	$1,384,209	$-		$1,384,209

Liabilities and Stockholders’ Deficit
Current liabilities (unchanged)	$1,872,066	$-		$1,872,066

Long term debt:
Derivative liability	-	121,389	(a)	121,389
Convertible notes	38,250	-		38,250

Stockholders’ deficit
Preferred stock	-	-		-
Common stock	97,019	-		97,019
Additional paid in capital	29,416,835	(280,486)	(b)	29,136,349
Accumulated deficit	(30,039,961)	159,097	(c)	(29,880,864)

Total liabilities and stockholders’ deficit	$1,384,209	$-		$1,384,209

(a)	Record the fair value of derivative liability as of December 31, 2010.

(b)	Reclassify the initial fair value of the conversion option from equity to liability, and recognize conversions of notes with underlying derivative liability.

(c)	Net PL effect from change in derivative liability of $395,472 and interest expense relating to derivative features underlying convertible debt of $(236,376).

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Statement of Operations

Year ended December 31, 2010

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$896,993	$-		$896,993
Cost of sales	426,698	-		426,698
Gross profit	470,295			470,295

Operating expenses (unchanged)	4,787,192	-		4,787,192

Net loss from operations	(4,316,897)	-		(4,316,897)

Other income (expense)
Interest and other income	350	-		350
Gain on change in fair value of derivative	-	395,474	(a)	395,474
Interest expense	(260,100)	(236,377)	(b)	(496,477)

Net Loss	$(4,576,647)	$159,097		$(4,417,550)

Loss per common stock, basic and fully diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and fully diluted	985,383,502	985,383,502		985,383,502

(a)	Mark to market adjustment of the derivative liability

(b)	Interest expense relating to derivative features underlying convertible notes

NOTE 6 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at December 31, 2011, was $1,047,100, compared to $2,116,045 at December 31, 2010.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has one remaining contract in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $151,255.  The following table summarizes the percentage of completion of the Company's outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at December 31, 2011
$315,194	$163,939	$151,255	$215,271	$7,679	$51,332

$315,194	$163,939	$151,255	$215,271	7,679	$51,332

Outstanding contracts at December 31, 2010
$231,257	$29,347	$201,910	$21,668	$7,679	$-
$287,029	$163,939	$123,090	$215,271	$-	$51,332

$518,286	$193,286	$325,000	$236,939	$7,679	$51,332

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of December 31, 2011 and 2010, the balance due was $238,047 and $226,347, respectively, including interest.

NOTE 8 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a former board member for corporate strategy and finance services.  The current agreement terminated on July 31, 2011.  During the year ended December 31, 2011 and 2010, the Company paid $136,000 and $-0-, respectively.  At December 31, 2011 and 2010, the Company accrued $72,000 and $288,000, respectively. As of December 31, 2011 and 2010, the balance due was $272,617 and 336,000, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at December 31, 2011 and 2010 was $244,725 and $378,090, respectively.

NOTE 9 – LINE OF CREDIT

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

During the year ended December 31, 2011, the Company “put” 65,404,419 shares of common stock for a total of $160,829.

NOTE 10 – CONVERTIBLE NOTES

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 10 – CONVERTIBLE NOTES (continued)

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

For the year ended December 31, 2011, the Company amortized the debt discount noted above and charged $252,928 to interest expense.

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

For the year ended December 31, 2011, the Company amortized the debt discount noted above and charged $627,449 to interest expense.

The liability for these derivative conversion features was re-measured at fair value each period-end. The changes in fair value resulted in a gain of $395,472 for the year ended December 31, 2010. In addition, during 2010, the liability was reduced $172,441 at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the year. The ending value as of December 31, 2010 was $121,389.

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 10 – CONVERTIBLE NOTES (continued)

The Company received an aggregate net proceeds of $318,000 from October 14, 2010 through December 31, 2011,  under the promissory notes receivable underlying Convertible Note 3). The derivative conversion feature underlying these advances under Convertible Note 3 was bifurcated and recorded at fair value of $412,721 with a discount against the principal of the related Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

For the year ended December 31, 2011, the Company amortized the debt discount noted above and charged $125,414 to interest expense.

On April 8, 2011, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 4”) that matures October 8, 2014, in exchange for a promissory note receivable.  Convertible Note 3 was issued under the same terms as the convertible notes above.

The Company received an aggregate net proceeds of $25,000 from May 31, 2011 through December 31, 2011,  under the promissory notes receivable underlying Convertible Note 4). The derivative conversion feature underlying these advances under Convertible Note 4 was bifurcated and recorded at fair value of $25,000 with a discount against the principal of the related Convertible Notes.

For the year ended December 31, 2011, the Company amortized the debt discount noted above and charged $6,214 to interest expense.

During the year ended December 31, 2011, due to certain conversions of notes into common stock, and, conversely, the new proceeds during the period described above, the number of shares issuable under the convertible notes fluctuated, causing several reclassifications of the derivative conversion features between equity and liability classification. The Company recognized an embedded beneficial conversion feature present in the portion of the carrying value of the Convertible Promissory Notes for which the conversion feature was not subject to bifurcation during the period.  The derivative conversion feature underlying the portion of these debentures requiring bifurcation during the period totaled $674,909 and was recorded at fair value of $932,656 with a discount for the bifurcated value against the principal of the Convertible Notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

The liability for these derivative conversion features was re-measured at fair value upon each reclassification and each interim period-end. The changes in fair value resulted in a gain (loss) of $(83,095) and $395,474 for the years ended December 31, 2011 and 2010, respectively. In addition, during the year ended December 31, 2011, the liability was reduced $688,480 at fair value with a corresponding credit to paid-in capital for conversions of the underlying notes during the periods. The ending value as of December 31, 2011 was $127,021.

During the year ended December 31, 2011, the Company issued an aggregate of 604,672,024 shares of its common stock in payment of $996,246 towards the note.

NOTE 11 – DERIVATIVE LIABILITY

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

 NOTE 11 – DERIVATIVE LIABILITY (continued)

The fair value of the derivative at December 31, 2011 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 207.32%; risk free rate: 0.36%; and expected life: 2.50 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At December 31, 2011, the derivative liability valued at $127,021, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 12 – CAPITAL STOCK

Preferred stock

The Company is authorized to issue 60,000,000 shares of preferred stock at $0.0001 par value. As of December 31, 2011 and 2010, there was no preferred stock outstanding.

Common stock

As of December 31, 2011, the Company had 1,640,311,863 and 970,185,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively

NOTE 13 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at December 31, 2011:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	1.58	$0.0040	16,000,000	$0.0040
0.0041	2,000,000	2.36	0.0041	2,000,000	0.0041
0.0075	69,530,574	1.59	0.0075	69,530,574	0.0075
0.0250	28,000,000	1.59	0.0250	28,000,000	0.0250
0.0900	600,000	1.21	0.0900	600,000	0.0900
0.2400	100,000	0.49	0.2400	100,000	0.2400
Total	116,230,574	1.52	$0.0189	116,230,574	$0.0119

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 13 – WARRANTS AND OPTIONS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2009	156,896,558	$0.0212
Granted	-
Exercised	(39,025,598)	(0.0064)
Canceled or expired	(1,436,000)	(0.08)
Outstanding at December 31, 2010	116,434,960	0.0189
Granted	2,000,000	0.0041
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at December 31, 2011	116,230,574	$0.0119

During the year ended December 31, 2010, the Company issued an aggregate of 39,025,598 shares of common stock in exchange for the exercise of 39,869,261 warrants.  The exercise prices ranged from $0.004 to $0.0075, resulting in proceeds of $209,937.  A total of 5,433,966 warrants were exercised on a cashless basis.

During the year ended December 31, 2011, the Company issued 2,000,000 warrants for services rendered.  The warrants were valued at $8,087 using the Black Scholes option pricing method with the following assumptions: dividend yield: $-0-; volatility: 304.31%; expected life: 3 years; and risk free rate: 1.03%.

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00346	13,750,000	4.72	$0.00346	10,625,000	$0.00346
$0.00348	3,333,333	4.63	$0.00348	3,333,333	$0.00348
$0.00400	538,868,937	2.88	$0.00400	538,868,937	$0.00400
$0.00844	80,883,534	4.36	$0.00844	53,922,356	$0.00844
$0.00232	2,083,000	4.59	$0.00232	2,083,000	$0.00232
$0.02500	2,000,000	2.08	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.54	$0.02800	22,500,000	$0.02800
Total	663,418,834	3.13	$0.00540	633,332,626	$0.00528

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 13 – WARRANTS AND OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2009:	624,726,818	$0.004
Granted	22,500,000	0.028
Exercised	(2,690,650)	(0.004)
Canceled or expired	(34,000)	(0.004)
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	22,916,666	0.0034
Exercised	(50,000)	(0.004)
Canceled or expired	(3,950,000)	(0.346)
Outstanding at December 31, 2011:	663,418,834	$0.00540

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
F-18

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

On August 1, 2011, the Company granted options to purchase 2,083,000 shares of the Company’s common stock to directors valued at $5,204.  The option grants as approved by the Compensation Committee vest at 833,333 on September 30, 2011 and 1,250,000 on December 31, 2011.  The exercise price is $0.00232 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	297.82%
Risk-free interest rate	1.32%
Dividend yield	—%

The aggregate fair value of vesting options of $1,196,713 and $2,060,985 was charged to current period operations for the year ended December 31, 2011 and 2010, respectively.

As of March 31, 2011, there was $2,480 of total unrecognized compensation cost relating to non-vested stock based compensation arrangements granted.  That cost is expected to be recognized during the remaining portion of 2012.

NOTE 14 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008.  ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

☐	Level 1 - Quoted prices in active markets for identical assets or liabilities.

☐	Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

☐	Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 14 – FAIR VALUE MEASUREMENT (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the debt derivative liabilities. Convertible notes were determined at market based on their short term historical conversions

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets (Liabilities) At Fair Value
Liabilities:
Derivative liability	$-	$-	$(54,009)	$(54,009)

Total	$-	$-	$(127,021)	$(127,021)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2011:

Derivative Liability
Balance, December 31, 2010	$121,389

Initial fair value of new debt derivatives during the period	561,865
Mark-to-market at September 30, 2010:
Embedded debt derivative	83,095
Reclassifications (to) from equity during the period (net)	49,153
Reductions from conversions of debt	(688,481)

Balance, December 31, 2011	$127,021

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office equipment and vehicles under operating leases with terms ranging from 13 months to 60 months. The annual non-cancelable operating lease payments on these leases are as follows:

2012	$11,690
2013	5,667
Thereafter	-
$17,357

On November 1, 2008, the Company began leasing the remaining 11,834 sq. ft. of space at its existing facility in Bethel, CT. The lease is a triple net lease commencing November 1, 2008 and terminated October 31, 2011. The base rent for the first year is $5.50 per sq. ft. with 3% increases for each of the following two years.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 15 – COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into a lease agreement for 11,856 square feet of office and operations space in Bethel, Connecticut. Rent commenced on May 1, 2006 and terminated on May 31, 2011.

On August 24, 2011 the Company commenced leasing 13,000 square feet of warehouse space in Bethlehem, PA $5,500 per month for 24 months. The two year lease commences October 1, 2011 and terminating September 30, 2013.

The straight line monthly expense in accordance with ASC 840-20, Leases, operating leases; is $18,431 and the annual non-cancelable lease payments on the one lease is:

2012	66,000
2013	49,500
Thereafter
$115,500

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2011.

Employee and consulting contracts

The Company has consulting agreements with outside contractors to provide certain marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE 16 – LOSS PER SHARE

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the year ended December 31, 2011, amounting to 108,966,897 were not included in the calculation for net loss per common share because their effects would be anti-dilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

	Year ended December 31,
	2011	2010
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(4,376,105)	$(4,417,550)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	1,375,353,615	985,383,502

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 17 – INCOME TAXES

Income tax expense (benefit) consists of the following:

	Year ended December 31,
	2011		2010
Current	$		$
Federal		-		-
State		-		-
		-		-
Deferred
Federal		(603,520)		(1,514,887)
State		(133,637)		(335,439)
		(737,157)		(1,850,326)

Current and deferred		(737,157)		(1,850,326)
Valuation allowance		737,157		1,850,326
Total		$-		$-

A reconciliation of income tax benefit to the amount computed using statutory federal rates is as follows:

	Year ended December 31,
	2011	2010
Tax at federal statutory rate of 35%	$(1,531,637)	$(1,601,827)
Non-deductible expenses and debt discount	928,117	86,940
State income tax (benefit)	(133,637)	(335,439)
Change in allowance	737,157	1,850,326
	$-	$-

The Company has implemented ASC subtopic 740-10, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
Deferred tax assets-NOL	$(8,488,544)	$(8,173,067)
Deferred tax assets-stock options, warrants, stock for services	(4,984,531)	(4,562,851)
Total deferred tax assets	$(13,473,075)	$(12,735,918)
Valuation allowance	13,473,075	12,735,918
Net deferred tax assets	$-	$-

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

The Company has available at December 31, 2011 unused federal and state net operating loss carry forwards totaling $20,700,000 that may be applied against future taxable income that expire in the years 2012 through 2026. The tax benefit of these net operating loss carry forwards, based on an effective combined federal and state composite tax rate of 42.75% is approximately $8,489,000. Management believes it is more likely than not that all of the deferred tax asset will not be realized.  A valuation allowance has been provided for the entire deferred tax benefit.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 14, 2012, the date the financial statements were issued.

