Form 10-Q
period 2012-03-31
MedClean Technologies, Inc.
filed 2012-05-21
CIK 40528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

As of May 21, 2012, there were 2,307,311,187 shares outstanding of the registrant’s common stock.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

3

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$12,914	$26,009
Accounts receivable, net	95,057	170,585
Revenues in excess of billings	7,679	7,679
Inventory	210,944	243,685
Prepaid expenses	35,247	26,627
Total current assets:	361,841	474,585

Property, plant and equipment, net	13,989	15,951

Other assets:
Long term inventory	158,993	158,993
Deposits	6,368	6,368

Total assets	$541,191	$655,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$426,685	$432,000
Payroll liabilities	99,614	48,157
Accrued liabilities, related party	520,704	517,342
Deferred revenue	528,722	505,189
Billings in excess of revenue	51,332	51,332
Notes payable	240,972	238,047
Total current liabilities:	1,868,029	1,792,067

Long term debt:
Derivative liability	116,186	127,021
Convertible notes, net of debt discount of $140,439 and $207,791	55,631	54,009
Total liabilities	2,039,846	1,973,097

Stockholders' deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 2,069,961,886 and 1,640,311,420 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	206,996	164,031
Additional paid in capital	32,950,398	32,775,738
Accumulated deficit	(34,656,049)	(34,256,969)
Total stockholders' deficit:	(1,498,655)	(1,317,200)

Total liabilities and stockholders' deficit	$541,191	$655,897

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2012	2011
		(restated)
Revenues
Contract revenue earned	$-	$450,000
Sales and service revenues	116,122	143,624
Total revenues	116,122	593,624

Cost of sales
Contract cost of sales	-	230,934
Sales and service cost of sales	61,139	74,982
Total cost of sales	61,139	305,916

Gross profit	54,983	287,708

Operating expenses
Salaries and wages	160,957	562,239
General and administrative expenses	141,409	358,407
Depreciation	1,622	21,040
Total operating expenses	303,988	941,686

Loss from operations	(249,005)	(653,978)

Other income and expenses
Interest and other income	-	88
Loss on change in fair value of derivatives	(56,835)	(189,165)
Interest expense	(93,240)	(697,708)

Net Loss before income taxes	(399,080)	(1,540,763)

Provision for income taxes (benefit)	-	-

Net Loss	$(399,080)	$(1,540,763)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,788,086,439	1,129,306,013

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2012	2011
		(restated)
Cash flows from operating activities:
Net loss	$(399,080)	$(1,540,763)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,962	22,344
Amortization of debt discount	86,952	469,681
Fair value of common stock, options and warrants issued for services rendered	4,625	352,733
Non cash interest expense relating to convertible debt	-	225,102
Loss on change in fair value of derivative liability	56,835	189,165
(Increase) decrease in:
Accounts receivable	75,528	98,673
Inventory	32,741	84,319
Prepaid expenses and other	(8,620)	(1,806)
Increase (decrease) in:
Accounts payable	972	66,094
Payroll liabilities	51,457	(19,356)
Deferred revenue	23,533	212,943
Net cash provided by (used in) operating activities	(73,095)	159,129

Cash flows from investing activities:
Purchase of equipment	-	(9,695)
Net cash used in investing activities	-	(9,695)

Cash flows from financing activities:
Proceeds from issuance of put agreements	60,000	125,000
Proceeds from issuance of convertible notes	-	380,000
Net cash provided by financing activities	60,000	505,000

(Decrease) increase in cash and cash equivalents	(13,095)	654,434

Cash and cash equivalents, beginning of period	26,009	182,046

Cash and cash equivalents, end of period	$12,914	$836,480

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1,198
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$153,000	$499,545

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2011, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2012.

The financial statements as of December 31, 2011, have been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition.  Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,097 as of March 31, 2012 and December 31, 2011, respectively.

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

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The customer is billed for and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At March 31, 2012 and December 31, 2011, the Company had $528,722 and $505,189, respectively, in deferred revenue from system installs and maintenance agreements.

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

As more fully described in Note 11 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 17,500,000 and 17,500,000 shares of common stock during the three-month period ended March 31, 2012 and 2011, respectively, to employees and directors of the Company.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Component & spare parts	$348,863	$374,553
Consumables	12,097	19,168
Advance payments	8,977	8,977
Total inventory	369,937	402,678
Less current portion	210,944	243,685
Inventory, long term portion	$158,993	$158,993

Property, plant and equipment

The Company has property, plant and equipment that consist of computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Office Furniture	$15,783	$15,783
Computers and Accessories	13,307	13,307
Leasehold Improvements	9,425	9,425
	38,515	38,515
Accumulated Depreciation	24,526	22,564
	$13,989	$15,951

During the three -month periods ended March 31, 2012 and 2011, depreciation expense charged to operations was $1,962 and $22,344, respectively, of which $340 and $1,303 was included as part of cost of goods sold, respectively.

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the three month period ended March 31, 2012 amounting to 1,260,507,143 were not included in the calculation for net loss per common share because their effects would be anti-dilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

	Three months ended March 31,
	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(417,652)	$(1,540,763)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	1,788,086,439	1,129,306,013

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)

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

The Company has available cash and cash equivalents of approximately $12,914 at March 31, 2012, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses that will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

NOTE 3 – RESTATEMENTS

During 2011, in connection with the issuance of convertible notes, the Company had originally recorded the conversion option embedded feature as an equity (beneficial conversion feature) instrument.  Subsequently, the Company determined that there is a possibility of exceeding their common shares authorized when considering the number of possible shares that may be issuable to satisfy settlement provisions of these agreements after consideration of all existing instruments that could be settled in shares.  As such, these restatements reflect the correction in accounting and to properly record the related derivative liability:

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

Condensed Statement of Operations

Three months ended March 31, 2011

	Previously
	Reported	Adjustment	Ref	Restated
Revenues	$593,624	$-		$593,624
Cost of sales	305,916	-		305,916
Gross profit	287,708			287,708

Operating expenses (unchanged)	941,686	-		941,686

Net loss from operations	(653,978)	-		(653,978)

Other income (expense)
Interest and other income	88	-		88
Gain on change in fair value of derivative	-	(189,165)	(a)	(189,165)
Interest expense	(472,606)	(225,102)	(b)	(697,708)

Net Loss	$(1,126,496)	$(414,267)		$(1,540,763)

Loss per common stock, basic and diluted	$(0.00)	$(0.00)		$(0.00)

Weighted average number of shares outstanding, basic and diluted	1,129,306,013	1,129,306,013		1,129,306,013

(a)	Mark to market adjustment of the derivative liability
(b)	Interest expense relating to derivative features underlying convertible notes

Condensed Statement of Cash Flows

Three months ended March 31, 2011

	Previously
	Reported	Adjustment	REF	Restated
Net loss	$(1,126,496)	$(414,267)	(a),(b)	$(1,540,763)
Gain on change in fair value of derivative liability	-	189,165	(a)	189,165
Non cash interest expense relating to convertible debt	-	225,102	(b)	225,102
Other operating activities (unchanged)	1,285,625	-		1,285,625
Net cash provided by operating activities	159,129	-		159,129

Net cash used in investing activities (unchanged)	(9,695)	-		(9,695)

Net cash provided by financing activities (unchanged)	505,000	-		505,000

Net increase in cash	654,434	-		654,434

Cash, beginning of period	182,046	-		182,046

Cash, end of period	$836,480	$-		$836,480

(a)	Mark to market adjustment of the derivative liability
(b)	Interest expense relating to derivative features underlying convertible notes

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

 NOTE 4 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at March 31, 2012, was $1,047,100, compared to $1,047,100 at December 31, 2011.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has one remaining contract in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $151,255.  The following table summarizes the percentage of completion of the Company's outstanding contracts:

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at March 31, 2012

$315,194	$163,939	$151,255	$215,271	$7,679	$51,332

Outstanding contracts at December 31, 2011

$315,194	$163,939	$151,255	$215,271	$7,679	$51,332

 NOTE 5 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of March 31, 2012 and December 31, 2011, the balance due was $240,972 and $238,047, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a former board member for corporate strategy and finance services.  The current agreement terminated on July 31, 2011.  During the three month period ended March 31, 2012 and 2011, the Company paid $-0- and $-0-, respectively.  At March 31, 2012 and December 31, 2011, the Company accrued $-0- and $72,000, respectively. As of March 31, 2012 and December 31, 2011, the balance due was $274,450 and 272,617, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at March 31, 2012 and December 31, 2011 was $246,255 and $244,725, respectively.

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

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

During the three months ended March 31, 2012, the Company “put” 95,650,023 shares of common stock to Southridge for a total of $60,000.

NOTE 8 – CONVERTIBLE NOTES

On October 7, 2010, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 1”) that matures October 6, 2013, in exchange for a promissory note receivable.  Convertible Note 1 bears a onetime interest charge at a rate of 6% per annum and will be convertible into Company’s common stock at any time at a conversion rate equal to the higher of (a) 70% of the lowest closing price during the 20 trading days previous to the conversion or (b) par value of the Company’s common stock.

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

The Company received aggregate net proceeds of 318,000 from October 14, 2010 through March 31, 2012,  under the promissory notes receivable underlying Convertible Note 1. The derivative conversion feature underlying the advances under Convertible Note 1 was bifurcated and recorded at fair value of $412,721 with a discount against the principal of the related convertible notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

For the three months ended March 31, 2012, the Company amortized and wrote off the debt discount noted above and charged $84,310 to interest expense.

On April 8, 2011, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 2”) that matures October 8, 2014, in exchange for a promissory note receivable.  Convertible Note 2 was issued under the same terms as the convertible note above.

The Company received aggregate net proceeds of 25,000 from May 31, 2011 through March 31, 2012,  under the promissory notes receivable underlying Convertible Note 2). The derivative conversion feature underlying these advances under Convertible Note 2 was bifurcated and recorded at fair value of $25,000 with a discount against the principal of the related Convertible Notes.

For the three months ended March 31, 2012, the Company amortized the debt discount noted above and charged $2,642 to interest expense.

The liability for these derivative conversion features was re-measured at fair value upon each reporting period. The changes in fair value resulted in a loss of $75,407 and $189,165 for the three months ended March 31, 2012 and 2011. The ending value as of March 31, 2012 was $134,758.

During the three months ended March 31, 2012, the Company issued an aggregate of 334,000,000 shares of its common stock in payment of $85,330 towards the note.

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The fair value of the derivative at March 31, 2012 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 243.43%; risk free rate: 0.33%; and expected life: 2.25 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At March 31, 2012, the derivative liability valued at $116,186, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, par value $0.0001 per share.  In addition, the Company is authorized to issue 60,000,000 shares of preferred stock, par value $0.0001 per share.

As of March 31, 2012 and December 31, 2011, the Company had 2,069,961,886 and 1,640,311,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at March 31, 2012:

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	1.33	$0.0040	16,000,000	$0.0040
0.0041	2,000,000	2.11	0.0041	2,000,000	0.0041
0.0075	69,530,574	1.34	0.0075	69,530,574	0.0075
0.0250	28,000,000	1.34	0.0250	28,000,000	0.0250
0.0900	600,000	0.96	0.0900	600,000	0.0900
0.2400	100,000	0.24	0.2400	100,000	0.2400
Total	116,230,574	1.27	$0.0189	116,230,574	$0.0119

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	116,434,960	$0.0189
Granted	2,000,000	0.0041
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at December 31, 2011	116,230,574	0.0119
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012	116,230,574	$0.0119

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at March 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00050	17,500,000	4.76	$0.00050	-	$0.00050
$0.00346	13,750,000	4.97	$0.00346	10,625,000	$0.00346
$0.00348	3,333,333	4.88	$0.00348	3,333,333	$0.00348
$0.00400	538,868,937	3.13	$0.00400	538,868,937	$0.00400
$0.00844	80,883,534	4.61	$0.00844	53,922,356	$0.00844
$0.00232	2,083,000	4.84		2,083,000	0.00232
$0.02500	2,000,000	2.33	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.79	$0.02800	22,500,000	$0.02800
Total	680,918,834	3.42	$0.00540	633,332,626	$0.00528

MEDCLEAN TECHNOLOGIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2012

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	22,916,666	0.034
Exercised	(50,000)	(0.0034)
Canceled or expired	(3,950,000)	(0.346)
Outstanding at December 31, 2011:	663,418,834	$0.0054
Granted	17,500,000	0.0005
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012:	680,918,834	$0.00540

On January 9, 2012, the Company granted options to purchase 17,500,000 shares of the Company’s common stock to directors valued at $8,578.  The option grants as approved by the Compensation Committee are vesting at 25% per quarterly, fully vested in one year and the exercise price is $0.0005 per share for five years.

The fair value for these awards was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions, assuming no expected dividends:

Expected life (years)	5
Expected volatility	207.88%
Risk-free interest rate	0.85%
Dividend yield	—%

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
MARCH 31, 2012

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

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets (Liabilities) At Fair Value
Liabilities:
Derivative liability	$-	$-	$(116,186)	$(116,186)

Total	$-	$-	$(116,186)	$(116,186)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2012:

Derivative Liability
Balance, December 31, 2011	$127,021

Mark-to-market at March 31, 2012:
Embedded debt derivative	56,835

Reductions from conversions of debt	(67,670)
Balance, March 31, 2012	$116,186

NOTE 13 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued and determined no reportable event occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the Filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on May 15, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenue

Total revenue for the quarter ended March 31, 2012 was $116,122, compared with $593,624 for the same period in 2011, a decrease of $477,502 or 80.4%.

System revenues during the three month ended March 31, 2011, was $450,000, compared to $-0- in 2012.  The decrease in system revenue was the result of the installation of a fixed based system during the three months ended March 31, 2011 compared to none for 2012.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $27,502 or 19.1% in the current period to $116,122.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

 Gross Profit

Gross profit on system revenue during the three months ended March 31, 2011, was $219,066 compared to $0 for the same period in 2012.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the three months ended March 31, 2012, was $54,983 compared to $68,642 for the same period in 2011.

 Operating Expenses

Total operating expenses for the three months ended March 31, 2012, was $303,988, compared with $941,686 for the same period in 2011, a decrease of $637,698.  In the three months ended March 31, 2012, we recognized non-cash equity based compensation to service providers and employees of $4,625, as compared to $352,733 recorded as equity based compensation for the same period in 2011. In addition, the variance reflects a decrease in professional fees and rent, marketing and travel expenses.

Interest and Other Income

Interest and other income for the three months ended March 31, 2012, was $0 compared to $88 for the same period in 2011.

Derivative liability

Change in fair value of derivative liability was a net loss of $56,835 for the three months ended March 31, 2012 as compared to a net loss of $189,165 for the same period last year.

Interest expense

Interest expense and amortization for the three months ended March 31, 2012, was $93,240, compared with $697,708 for the same period in 2011.  During the three months ended March 31, 2012, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $86,952, compared to $469,681 for the same period in 2011.

Net Income (loss)

Net loss for the three month period ended March 31, 2012, was $399,080, compared to a loss of $1,540,763 for the same period in 2011.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of March 31, 2011, and December 31, 2011, are as follows:

	March 31,	December 31,
	2012	2011

Cash on hand	$12,914	$26,009

Working capital (deficit)	$(1,506,188)	$(1,317,482)

Under current conditions, the Company anticipates purchasing approximately $3,000 in additional fixed assets in 2012.  Net cash used by operating activities totaled $73,095 for the three months ended March 31, 2012.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period.  There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date.  Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings.  We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.  Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.  The accounts receivable balance as of March 31, 2012, was $95,057 net of an allowance of $24,098, a decrease of $75,528 from year ended December 31, 2011.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time.  During the three months ended March 31, 2012, the Company decreased its inventory on hand by $32,741 to $369,937.

During the three months ended March 31, 2012, we received $60,000 from our equity line of credit, whereby we issued an aggregate of 95,650,023 shares of our common stock as part of the put agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Other than the risk factor below there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on May 15, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Mining Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

__________

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDCLEAN TECHNOLOGIES, INC.

Date: May 21, 2012	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2012	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

