Form 10-Q
period 2012-06-30
MedClean Technologies, Inc.
filed 2012-08-14
CIK 40528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-03125

MEDCLEAN TECHNOLOGIES, INC.

(Exact Name of registrant as specified in its charter)

Delaware	21-0661726
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

57 S Commerce Way

Suite 310

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

As of August 14, 2012, there were 2,313,883,921 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3. Quantitative and Qualitative disclosures about Market Risk.	7

Item 4. Controls and Procedures.	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	8

Item 1A. Risk Factors.	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 3. Defaults Upon Senior Securities.	8

Item 4. Mining Safety Disclosures.	8

Item 5. Other Information.	8

Item 6. Exhibits.	9

Signatures	10

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

3

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets
Cash	$20,044	$26,009
Accounts receivable, net of $24,098 and $24,693 allowance, respectively	76,410	170,585
Revenues in excess of billings	7,679	7,679
Inventory	210,462	243,685
Prepaid expenses	30,277	26,627
Total current assets:	344,872	474,585

Property, plant and equipment, net	12,211	15,951

Other assets:
Long term inventory	158,993	158,993
Deposits	9,488	6,368

Total assets	$525,564	$655,897

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$469,567	$432,000
Payroll liabilities	233,487	48,157
Accrued liabilities, related party	526,312	517,342
Deferred revenue	480,761	505,189
Billings in excess of revenue	51,332	51,332
Notes payable	243,897	238,047
Total current liabilities:	2,005,356	1,792,067

Long term debt:
Derivative liability	107,272	127,021
Convertible notes, net of debt discount of $86,478 and $207,791	63,272	54,009
Total liabilities	2,175,900	1,973,097

Stockholders' deficit
Preferred stock, $0.0001 par value, 60,000,000 shares authorized, none issued outstanding
Common stock, $0.0001 par value; 3,500,000,000 shares authorized; 2,313,883,921 and 1,640,311,420 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	231,388	164,031
Additional paid in capital	33,009,950	32,775,738
Accumulated deficit	(34,891,674)	(34,256,969)
Total stockholders' deficit:	(1,650,336)	(1,317,200)

Total liabilities and stockholders' deficit	$525,564	$655,897

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Contract revenue earned	$-	$-	$-	$450,000
Sales and service revenues	127,013	190,557	243,135	334,181
Total revenues	127,013	190,557	243,135	784,181

Cost of sales
Contract cost of sales	-	-	-	230,934
Sales and service cost of sales	54,381	148,218	115,520	223,200
Total cost of sales	54,381	148,218	115,520	454,134

Gross profit	72,632	42,339	127,615	330,047

Operating expenses
Salaries and wages	141,742	563,192	302,699	1,125,431
General and administrative expenses	101,083	513,097	242,492	871,504
Depreciation	1,608	18,213	3,230	39,253
Total operating expenses	244,433	1,094,502	548,421	2,036,188

Loss from operations	(171,801)	(1,052,163)	(420,806)	(1,706,141)

Other income and expenses
Interest and other income	35	169	35	257
(Loss) gain on change in fair value of derivatives	(20,966)	17,585	(77,801)	(206,750)
Loss on disposal of property and equipment	-	(55,122)	-	(55,122)
Interest expense	(42,893)	(381,489)	(136,133)	(1,079,197)

Net Loss before income taxes	(235,625)	(1,471,020)	(634,705)	(3,046,953)

Provision for income taxes (benefit)	-	-	-	-

Net Loss	$(235,625)	$(1,471,020)	$(634,705)	$(3,046,953)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	2,228,969,421	1,325,210,969	2,008,527,930	1,227,799,665

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(634,705)	$(3,046,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,740	41,817
Amortization of debt discount	121,313	779,486
Loss on disposal of property and equipment	-	55,122
Fair value of common stock, options and warrants issued for services rendered	6,769	718,822
Non cash interest expense relating to convertible debt	-	293,861
Loss on change in fair value of derivative liability	77,801	206,750
(Increase) decrease in:
Accounts receivable	94,175	109,945
Revenues in excess of billing	-	643
Inventory	33,223	(73,013)
Prepaid expenses and other	(6,770)	(9,137)
Increase (decrease) in:
Accounts payable	52,387	91,381
Payroll liabilities	185,330	(5,502)
Deferred revenue	(24,428)	145,395
Net cash used in operating activities	(91,165)	(691,383)

Cash flows from investing activities:
Purchase of equipment	-	(9,694)
Net cash used in investing activities	-	(9,694)

Cash flows from financing activities:
Proceeds from exercise of options	200	200
Proceeds from issuance of put agreements	85,000	140,829
Proceeds from issuance of convertible notes	-	705,000
Net cash provided by financing activities	85,200	846,029

(Decrease) increase in cash and cash equivalents	(5,965)	144,952

Cash and cash equivalents, beginning of period	26,009	182,046

Cash and cash equivalents, end of period	$20,044	$326,998

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$1,198
Taxes	$-	$-

Non cash financing activities:
Common stock issued in settlement of convertible notes	$209,600	$800,966
Reclassification of derivative liability to additional paid in capital	$97,550	$-

See the accompanying notes to these unaudited condensed financial statements

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Accordingly, the results from operations for the six-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited condensed financial statements should be read in conjunction with the December 31, 2011, financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2012.

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

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

Accounts Receivable

The Company assesses the realization of its receivables by performing ongoing credit evaluations of its customers’ financial condition.  Through these evaluations, the Company may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The Company’s reserve requirements are based on the best facts available to the Company and are reevaluated and adjusted as additional information is received.  The Company’s reserves are also based on amounts determined by using percentages applied to certain aged receivable categories.  These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.  Allowance for doubtful accounts for accounts and notes receivable was $24,098 and $24,693 as of June 30, 2012 and December 31, 2011, respectively.

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

The Company provides a one-year warranty on the systems it installs.  The Company also obtains a one-year warranty on the system components from the component manufacturer, thereby mitigating potential warranty costs.  Accordingly, the Company has accrued no reserve for warranty.  On the installed base after the warranty term has expired, the Company offers a maintenance agreement of one or more years to the customer.  The customer is billed for and pays for the maintenance agreement in advance.  Revenues from such maintenance agreements are recognized ratably over the lives of the maintenance agreements, with the excess of the amount collected over the amount recognized as deferred revenue.  At June 30, 2012 and December 31, 2011, the Company had $480,761 and $505,189, respectively, in deferred revenue from system installs and maintenance agreements.

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

JUNE 30, 2012

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and December 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.  Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

As described in Note 8, items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the debt derivative liabilities.

Stock based compensation

The Company has adopted ASC subtopic 718-10, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

As more fully described in Note 11 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 17,500,000 and 17,500,000 shares of common stock during the six-month period ended June 30, 2012 and 2011, respectively, to employees and directors of the Company.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

Inventory

The Company maintains an inventory, which consists primarily of component parts, spare parts and disposable goods.  The average cost method is utilized in valuing the inventory, and is stated at the lower of cost or market.  The following table summarizes these assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Component & spare parts	$347,829	$374,553
Consumables	12,649	19,168
Advance payments	8,977	8,977
Total inventory	369,455	402,678
Less current portion	210,462	243,685
Inventory, long term portion	$158,993	$158,993

Property, plant and equipment

The Company has property, plant and equipment that consist of computers and related accessories, and office furniture.  The depreciation is calculated using the straight line method over the life of the property.  All property has a useful life of 3 to 10 years.  The following table summarizes these assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Office Furniture	$15,783	$15,783
Computers and Accessories	13,307	13,307
Leasehold Improvements	9,425	9,425
	38,515	38,515
Accumulated Depreciation	26,304	22,564
	$12,211	$15,951

During the three and six-month periods ended June 30, 2012, depreciation expense charged to operations was $1,778 and $3,740, respectively, of which $170 and $510 was included as part of cost of goods sold, respectively.

During the three and six-month periods ended June 30, 2011, depreciation expense charged to operations was $19,474 and $41,817, respectively, of which $1,262 and $2,565 was included as part of cost of goods sold, respectively.

Earnings (loss) per common share

The net earnings (loss) per common share are computed by dividing the net loss for the period by the weighted average number of shares outstanding for the period.  Shares issued upon conversion of convertible debt, outstanding warrants and options for the three and six month period ended June 30, 2012 amounting to 1,069,642,857 were not included in the calculation for net loss per common share because their effects would be anti-dilutive.

The numerator and denominator used in the basic and diluted earnings (loss) per share of common stock computations are presented in the following table:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
NUMERATOR FOR BASIC AND DILUTED EPS (LPS)
Net loss per statement of operations	$(634,705)	$(3,046,953)	$(235,625)	$(1,471,020)

DENOMINATOR FOR BASIC AND DILUTED EPS (LPS)
Weighted average shares of common stock outstanding	2,008,527,930	1,227,799,665	2,228,969,421	1,325,210,969

Basic and diluted EPS (LPS)	$(0.00)	$(0.00)	$(0.00)	$(0.00

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

The Company has available cash and cash equivalents of approximately $20,044 at June 30, 2012, which it intends to utilize for working capital purposes and to continue developing its business.  To supplement its cash resources, the Company has secured alternative financing arrangements with two investment entities.  While the acquisition of cash through these programs is related to company performance, we believe we will have access to the necessary funds for us to execute our business plan.  However, we continue to incur significant operating losses that will result in the reduction of our cash position.  We cannot assure that we will be able to continue to obtain funding through the alternative financing arrangements and the lack thereof would have a material adverse impact on our business.  Moreover, any equity funding could be substantially dilutive to existing stockholders.  The aforementioned factors raise substantial doubt about our ability to continue as a going concern.  In the event the Company is unable to continue as a going concern, it may pursue a number of different options, including, but not limited to, filing for protection under the federal bankruptcy code.

 NOTE 3 – BACKLOG AND CONTRACTS IN PROCESS

Backlog at June 30, 2012, was $1,093,100, compared to $1,047,100 at December 31, 2011.  Once work commences, revenue is recognized upon delivery of the system or completion of the work.  Prior to 2009, revenue was recognized on a percentage of completion basis.  The Company has one remaining contract in which revenue will be recognized in this manner.  The outstanding backlog value of the percentage of completion contracts is $151,255.  The following table summarizes the percentage of completion of the Company's outstanding contracts:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

Contract	Revenue		Amounts	Revenues in	Billings in excess
Amount	Recognized	Backlog	Billed	excess of Billings	of Revenues
Outstanding contracts at June 30, 2012:

$315,194	$163,939	$151,255	$215,271	$7,679	$51,332

Outstanding contracts at December 31, 2011

$315,194	$163,939	$151,255	$215,271	$7,679	$51,332

NOTE 4 – SHORT TERM NOTE PAYABLE

The Company’s outstanding unsecured note bears a 12% interest rate and matured on December 15, 2003.  Both parties have entered a verbal agreement to extend the maturity date on this note indefinitely.  No accrued interest has been paid on this note to date.  As of June 30, 2012 and December 31, 2011, the balance due was $243,897 and $238,047, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2011 and 2010, the Company had a consulting agreement with a former board member for corporate strategy and finance services.  The current agreement terminated on July 31, 2011.  During the six month period ended June 30, 2012 and 2011, the Company paid $-0- and $54,400, respectively.  At June 30, 2012 and December 31, 2011, the Company accrued $-0- and $72,000, respectively. As of June 30, 2012 and December 31, 2011, the balance due was $277,507 and 272,617, respectively.

In 2009, the Company accrued salary expense and provided a severance package for the former Chief Executive Officer and current board member.  The balance due at June 30, 2012 and December 31, 2011 was $248,757 and $244,725, respectively.

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

During the six months ended June 30, 2012, the Company “put” 135,522,058 shares of common stock to Southridge for a total of $85,000.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 7 – CONVERTIBLE NOTES

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

The Company received aggregate net proceeds of 318,000 from October 14, 2010 through June 30, 2012,  under the promissory notes receivable underlying Convertible Note 1. The derivative conversion feature underlying the advances under Convertible Note 1 was bifurcated and recorded at fair value of $412,721 with a discount against the principal of the related convertible notes and the remainder to interest expense. The debt discount attributed to this derivative conversion feature is being charged to income as interest expense ratably over the term of the notes.

For the three and six months ended June 30, 2012, the Company amortized and wrote off the debt discount noted above and charged $31,719 and $116,028 to interest expense, respectively.

On April 8, 2011, the Company issued a $600,000 Convertible Promissory Note (“Convertible Note 2”) that matures October 8, 2014, in exchange for a promissory note receivable.  Convertible Note 2 was issued under the same terms as the convertible note above.

The Company received aggregate net proceeds of 25,000 from May 31, 2011 through June 30, 2012,  under the promissory notes receivable underlying Convertible Note 2). The derivative conversion feature underlying these advances under Convertible Note 2 was bifurcated and recorded at fair value of $25,000 with a discount against the principal of the related Convertible Notes.

For the three and six months ended June 30, 2012, the Company amortized the debt discount noted above and charged $2,642 and $5,284 to interest expense, respectively.

The liability for these derivative conversion features was re-measured at fair value upon each reporting period. The changes in fair value resulted in a loss of $20,966 and $77,801 for the three and six months ended June 30, 2012, respectively; and a gain of $17,585 and loss of $206,750 for the three and six months ended June 30, 2011, respectively. The ending value as of June 30, 2012 was $107,272.

During the six months ended June 30, 2012, the Company issued an aggregate of 538,000,000 shares of its common stock in payment of $112,050 towards the note.

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 8 – DERIVATIVE LIABILITY

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

The fair value of the derivative at June 30, 2012 was determined using the Black Sholes Option Pricing model with the following assumptions: dividend yield: 0%; volatility: 325.36%; risk free rate: 0.33%; and expected life: 2.00 years.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

At June 30, 2012, the derivative liability valued at $107,272, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 10 – CAPITAL STOCK

The Company is authorized to issue 3,500,000,000 shares of common stock, par value $0.0001 per share.  In addition, the Company is authorized to issue 60,000,000 shares of preferred stock, par value $0.0001 per share.

As of June 30, 2012 and December 31, 2011, the Company had 2,313,883,921 and 1,640,311,420 shares of common stock issued and outstanding, respectively, and no shares of preferred stock issued and outstanding, respectively.

NOTE 11 – WARRANTS AND OPTIONS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock at June 30, 2012:

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.0040	16,000,000	1.08	$0.0040	16,000,000	$0.0040
0.0041	2,000,000	1.86	0.0041	2,000,000	0.0041
0.0075	69,530,574	1.09	0.0075	69,530,574	0.0075
0.0250	28,000,000	1.09	0.0250	28,000,000	0.0250
0.0900	600,000	0.71	0.0900	600,000	0.0900
Total	116,130,574	1.00	$0.0116	116,130,574	$0.0116

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2010	116,434,960	$0.0189
Granted	2,000,000	0.0041
Exercised	-	-
Canceled or expired	(2,204,386)	(0.3788)
Outstanding at December 31, 2011	116,230,574	0.0119
Granted	-	-
Exercised	-	-
Canceled or expired	(100,000)	(0.2400)
Outstanding at June 30, 2012	116,130,574	$0.0116

Stock options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and directors of the Company at June 30, 2012:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00050	17,500,000	4.51	$0.00050	8,750,000	$0.00050
$0.00346	13,750,000	4.72	$0.00346	13,750,000	$0.00346
$0.00348	3,333,333	4.63	$0.00348	3,333,333	$0.00348
$0.00400	538,718634	2.88	$0.00400	538,718634	$0.00400
$0.00844	80,883,534	4.36	$0.00844	53,922,356	$0.00844
$0.00232	2,083,333	4.59		2,083,333	0.00232
$0.02500	2,000,000	2.08	$0.02500	2,000,000	$0.02500
$0.02800	22,500,000	3.54	$0.02800	22,500,000	$0.02800
Total	680,768,834	3.17	$0.00540	672,018,834	$0.00528

MEDCLEAN TECHNOLOGIES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2012

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of	Price
	Shares	Per Share
Outstanding at December 31, 2010:	644,502,168	$0.004
Granted	22,916,666	0.034
Exercised	(50,000)	(0.0034)
Canceled or expired	(3,950,000)	(0.346)
Outstanding at December 31, 2011:	663,418,834	$0.0054
Granted	17,500,000	0.0005
Exercised	(50,000)	(0.004)
Canceled or expired	(100,000)	(0.004)
Outstanding at June 30, 2012:	680,768,834	$0.00540

On January 9, 2012, the Company granted options to purchase 17,500,000 shares of the Company’s common stock to directors valued at $8,578.  The option grants as approved by the Compensation Committee are vesting at 25% per quarter, fully vest in one year and the exercise price is $0.0005 per share for five years.

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

JUNE 30, 2012

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the debt derivative liabilities. Convertible notes were determined at market based on their short term historical conversions.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Assets (Liabilities) At Fair Value
Liabilities:
Derivative liability	$-	$-	$(107,272)	$(107,272)

Total	$-	$-	$(107,272)	$(107,272)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2012:

Derivative Liability
Balance, December 31, 2011	$127,021

Mark-to-market at June 30, 2012:
Embedded debt derivative	77,801

Reductions from conversions of debt	(97,550)
Balance, June 30, 2012	$107,272

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Revenue

Total revenue for the quarter ended June 30, 2012 was $127,013, compared with $190,557 for the same period in 2011, a decrease of $63,544 or 33.3%.

We did not have any system revenues for either period.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $63,544 or 33.3% in the current period to $127,013.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the three months ended June 30, 2012, was $72,632 compared to $42,339 for the same period in 2011.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012, was $244,433, compared with $1,094,502 for the same period in 2011, a decrease of $850,069.  In the three months ended June 30, 2012, we recognized non-cash equity based compensation to service providers and employees of $2,144, as compared to $426,753 recorded as equity based compensation for the same period in 2011. In addition, the variance reflects a decrease in professional fees and rent, marketing and travel expenses.

Interest and Other Income

Interest and other income for the three months ended June 30, 2012, was $35 compared to $169 for the same period in 2011.

Derivative liability

Change in fair value of derivative liability was a net loss of $20,966 for the three months ended June 30, 2012, as compared to a net gain of $17,585 for the same period last year.

Interest expense

Interest expense and amortization for the three months ended June 30, 2012, was $42,893, compared with $381,489 for the same period in 2011.  During the three months ended June 30, 2012, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $34,361, compared to $309,805 for the same period in 2011.

Net Income (loss)

Net loss for the three month period ended June 30, 2012, was $235,625, compared to a loss of $1,471,020 for the same period in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Revenue

Total revenue for the six months ended June 30, 2012, was $243,135, compared with $784,181 for the same period in 2011, a decrease of $541,046 or 69.0%.

System revenues during the six month ended June 30, 2011, was $450,000, compared to $-0- in 2012.  The decrease in system revenue was the result of the installation of a fixed based system during the six months ended June 30, 2011 compared to none for 2012.  Revenues derived from the sale of consumables, component parts, service billings and amortization of maintenance contracts decreased by $91,046 or 27.2% in the current period to $243,135.  The decrease in service billings was a result of fewer service calls required due to equipment failure.  Service billings will continue to fluctuate from period to period based upon equipment failure, whether through operator error or wear and tear, and pre-scheduled service activities such as equipment relocation.  Service revenue attributable to contract revenues is recognized at the time of performance and not at the time of contract execution.

Gross Profit

Gross profit on system revenue during the six months ended June 30, 2011, was $219,066 compared to $0 for the same period in 2012.  Gross profit on the sale of consumables, component parts, service billings and amortization of maintenance contracts during the six months ended June 30, 2012, was $127,615 compared to $110,981 for the same period in 2011.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012, was $548,421, compared with $2,036,188 for the same period in 2011, a decrease of $1,487,767.  In the six months ended June 30, 2012, we recognized non-cash equity based compensation to service providers and employees of $6,769, as compared to $718,822 recorded as equity based compensation for the same period in 2011. In addition, the variance reflects a decrease in professional fees and rent, marketing and travel expenses.

Interest and Other Income

Interest and other income for the six months ended June 30, 2012, was $35 compared to $257 for the same period in 2011.

Derivative liability

Change in fair value of derivative liability was a net loss of $77,801 for the six months ended June 30, 2012 as compared to a net loss of $206,750 for the same period last year.

Interest expense

Interest expense and amortization for the six months ended June 30, 2012, was $136,133, compared with $1,079,197 for the same period in 2011.  During the six months ended June 30, 2012, we recognized non-cash amortization expense, of convertible note debt discount, amounting to $121,313, compared to $779,486 for the same period in 2011.

Net Income (loss)

Net loss for the six month period ended June 30, 2012, was $634,705, compared to a loss of $3,046,953 for the same period in 2011.

Liquidity and Capital Resources

The Company’s cash on hand and working capital as of June 30, 2011, and December 31, 2011, are as follows:

	June 30,	December 31,
	2012	2011

Cash on hand	$20,044	$26,009

Working capital (deficit)	$(1,660,484)	$(1,317,482)

Under current conditions, the Company anticipates purchasing approximately $3,000 in additional fixed assets in 2012.  Net cash used by operating activities totaled $91,165 for the six months ended June 30, 2012.

Our accounts receivable balance may have dramatic swings from one period to another depending upon the timing and the amount of milestone billings included in the balance at the end of any accounting period.  There are three milestone billings representing a percentage of the contract value for each installment and our payment terms are “upon receipt.”  Receivable balances are typically paid within 15 days of the invoice date.  Billings for maintenance contracts and consumables are due within 45 days and are more numerous but much smaller in value than milestone billings.  We review our outstanding receivable balances on a regular basis to ensure that the allowance for bad debt is adequate.  Due to the varying nature in the timing and amounts of the receivable balances as noted above, the change in the allowance for doubtful account will not necessarily correlate with the increase or decrease in the accounts receivable balance.  The accounts receivable balance as of June 30, 2012, was $76,410 net of an allowance of $24,098, a decrease of $94,175 from year ended December 31, 2011.

Our inventory balance may have dramatic swings from one period to another depending upon the expected installation date of our MedClean systems and our accounts payable balances can have similar swings depending on payment terms and any volume purchases or discounts we may take advantage of from time to time.  During the six months ended June 30, 2012, the Company decreased its inventory on hand by $33,223 to $369,455.

During the six months ended June 30, 2012, we received $85,000 from our equity line of credit, whereby we issued an aggregate of 135,522,058 shares of our common stock as part of the put agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, that were not otherwise disclosed on a Form 8-K.

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

MEDCLEAN TECHNOLOGIES, INC.

Date: August 14, 2012	By:	/s/ David Laky
Name: David Laky
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Cheryl K. Sadowski
Name: Cheryl K. Sadowski
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

